Form 10QSB
period 1995-05-31
COMPUTER RESEARCH INC
filed 1995-07-11
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended May 31, 1995
                                        ------------

[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT


         For the transition period from ______________ to _______________

         Commission File No.                0-5954

                            COMPUTER RESEARCH, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                      25-1201499
          ------------                                      ----------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                           Identification No.


 Cherrington Corporate Center, Building 200, Coraopolis, Pennsylvania    15108
 -----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (412) 262-4430
                          ---------------------------
                          (Issuer's telephone number)


________________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X     No
                                                                 ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes _____      No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       3,883,895
- - ----------------------

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------

ITEM I
- - ------

A. COMPUTER RESEARCH, INC. CONSOLIDATED BALANCE SHEET
   --------------------------------------------------


                        May 31, 1995 and August 31, 1994
                        --------------------------------

                                     ASSETS
                                     ------

                                                                                 MAY 31,            AUGUST 31,
                                                                                  1995                1994
                                                                                 -------            ---------
CURRENT ASSETS
         Cash and Cash Equivalents                                             $  650,462           $   691,881
         Accounts Receivable - Trade                                              827,350               580,138
         Inventories - Finished Goods                                             102,126               101,347
         Prepaid Expenses                                                          51,174                53,146
         Prepaid and Refundable Income Taxes                                        1,720                 5,000
                                                                               ----------            ----------
                                                                                1,632,832             1,431,512
                                                                               ----------            ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
         Data Processing Equipment                                              4,264,731             4,234,619
         Office Equipment                                                         524,488               508,165
         Leasehold Improvements                                                   268,744               268,745
                                                                               ----------            ----------
                                                                                5,057,963             5,011,529

                 Less:  Accumulated Depreciation                                4,847,550             4,785,985
                                                                               ----------            ----------
                                                                                  210,413               225,544
                                                                               ----------            ----------

OTHER ASSETS                                                                        1,341                 2,768
                                                                               ----------            ----------
                                                                               $1,844,586            $1,659,824
                                                                               ==========            ==========



The accompanying notes are an integral part of the financial statements.

A.       COMPUTER RESEARCH, INC. CONSOLIDATED BALANCE SHEET - CONT'D.
         ------------------------------------------------------------


                        May 31, 1995 and August 31, 1994
                        --------------------------------

                                  LIABILITIES
                                  -----------

                                                                                MAY 31,                AUGUST 31,
                                                                                 1995                    1994
                                                                                -------                ---------
CURRENT LIABILITIES
         Note Payable to Bank                                                $     30,000           $    50,000
         Current Portion of Long Term Debt                                          5,854                 6,521
         Accounts Payable                                                         224,699               170,841
         Accrued Payroll                                                           62,512                87,708
         Accrued Vacation Pay                                                     284,854               264,604
         Customer Deposits                                                         83,573                40,850
         Accrued Rent                                                             100,290               122,274
         Accrued Lease Obligations                                                 21,237                61,457
                                                                               ----------            ----------
                                                                                  813,019               804,255

NON-CURRENT LIABILITIES
         Long Term Debt                                                                 -                 4,127
         Accrued Lease Obligations                                                 22,960                39,151
                                                                               ----------            ----------
                                                                                  835,979               847,533
                                                                               ----------            ----------


                             SHAREHOLDERS' EQUITY
                             --------------------

COMMON STOCK (No Par Value - $.0008 stated value)
         Issued - 3,883,895 shares at May 31, 1995,
         and 3,864,895 at August 31, 1994                                           3,107                 3,092

ADDITIONAL PAID IN CAPITAL                                                        715,085               711,489

RETAINED EARNINGS                                                                 290,415                97,710
                                                                               ----------            ----------
                                                                                1,008,607               812,291
                                                                               ----------            ----------
                                                                               $1,844,586            $1,659,824
                                                                               ==========            ==========



The accompanying notes are an integral part of the financial statements.

B.       COMPUTER RESEARCH, INC. CAPITALIZATION AND SHAREHOLDERS' EQUITY
         ---------------------------------------------------------------


                                  May 31, 1995
                                  ------------


                 DEBT                                                                AMOUNT
                 ----                                                                ------
                 Short-Term Loans, Notes                                            $  30,000
                 Long-Term Debt (Including $5,854 due within one year)                  5,854
                                                                                    ---------
                          Total Debt                                                $  35,854
                                                                                    =========




SHAREHOLDERS' EQUITY
- - --------------------

                                                                            SHARES ISSUED               AMOUNT
                                                                            -------------               ------

         Preferred Stock                                                          -0-
         Common Stock                                                          3,883,895              $    3,107
         Capital in Excess of Par Value                                                                  715,085
         Retained Earnings -
                 Balance at Beginning of Current Fiscal Year                                              97,710
                 Net Income for Period                                                                   192,705
                                                                                                      ----------
                                                                                                         290,415
                                                                                                      ----------
         Total Shareholders' Equity                                                                   $1,008,607
                                                                                                      ==========





   The accompanying notes are an integral part of the financial statements.

C.      COMPUTER RESEARCH, INC. STATEMENT OF CONSOLIDATED INCOME
        --------------------------------------------------------


               For the Nine Months Ended May 31, 1995 and 1994
               -----------------------------------------------

                                                                                           1995               1994
                                                                                           ----               ----
         REVENUES
         --------
                 Sales of Services                                                      $4,321,124           $4,073,580
                 Sales of Equipment, Software and Supplies                                  70,083               67,872
                 Rental Income From Operating Leases                                        36,545               38,130
                 Other Income                                                               34,412               47,510
                                                                                        ----------           ----------
                                                                                         4,462,164            4,227,092
                                                                                        ----------           ----------
         COSTS AND EXPENSE
         -----------------
                 Operating Expenses                                                      2,861,565            2,756,401
                 Selling and Administrative Expenses                                     1,281,147            1,234,965
                 Depreciation and Amortization                                              63,844               66,546
                 Cost of Equipment, Software and Supplies Sold                              45,322               39,246
                 Interest Expense                                                            8,581                4,688
                                                                                        ----------           ----------
                                                                                         4,260,459            4,101,846
                                                                                        ----------           ----------


         INCOME BEFORE INCOME TAXES                                                        201,705              125,246
         LESS:  PROVISION FOR INCOME TAXES                                                   9,000                    -
                                                                                        ----------           ----------
         NET INCOME                                                                     $  192,705           $  125,246
                                                                                        ==========           ==========

         Average Number of Shares Outstanding                                            3,883,895            3,864,895
                                                                                        ----------           ----------
         Earnings Per Common Share                                                      $      .05           $      .03
                                                                                        ----------           ----------
         DIVIDENDS PER COMMON SHARE                                                              -                    -
                                                                                        ==========           ==========


The results for the period ended May 31, 1995, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 1995.

The accompanying notes are an integral part of the financial statements.

C.      COMPUTER RESEARCH, INC. STATEMENT OF CONSOLIDATED INCOME
        --------------------------------------------------------


           For the Fiscal Third Quarter Ended May 31, 1995 and 1994
           --------------------------------------------------------

                                                                                  1995              1994
                                                                                  ----              ----
         REVENUES
         --------

                 Sales of Services                                            $1,526,074         $1,375,509
                 Sales of Equipment, Software and Supplies                        61,690             18,207
                 Rental Income From Operating Leases                              11,640             13,165
                 Other Income                                                     13,086             18,081
                                                                              ----------         ----------
                                                                               1,612,490          1,424,962
                                                                              ----------         ----------

         COSTS AND EXPENSES
         ------------------

                 Operating Expenses                                            1,008,696            939,100
                 Selling and Administrative Expenses                             439,545            438,015
                 Depreciation and Amortization                                    22,050             23,171
                 Cost of Equipment, Software and Supplies Sold                    42,295             10,435
                 Interest Expense                                                  2,981              1,693
                                                                              ----------         ----------
                                                                               1,515,567          1,412,414
                                                                              ----------         ----------

         INCOME BEFORE INCOME TAXES                                               96,923             12,548
         LESS:  PROVISION FOR INCOME TAXES                                         9,000                  -
                                                                              ----------         ----------
         NET INCOME                                                           $   87,923         $   12,548
                                                                              ==========         ==========

         Average Number of Shares Outstanding                                  3,883,895          3,864,895
                                                                              ----------         ----------
         Earnings Per Common Share                                            $      .02         $      .00
                                                                              ----------         ----------
         DIVIDENDS PER COMMON SHARE                                                    -                  -
                                                                              ==========         ==========


The results for the period ended May 31, 1995, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 1995.

The accompanying notes are an integral part of the financial statements.

D.       COMPUTER RESEARCH, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
         ------------------------------------------------------------


                For the Nine Months Ended May 31, 1995 and 1994
                -----------------------------------------------

                                                                                       1995                     1994
                                                                                       ----                     ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES:
                 Net Income                                                         $  192,705                $ 125,246
                                                                                    ----------                ---------
                 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
                    PROVIDED BY OPERATING ACTIVITIES:
                               Depreciation and Amortization                            63,844                   66,546
                               Provision for Losses on Accounts Receivable              10,000                  (11,476)
                 Change in Assets and Liabilities:
                         Accounts Receivable                                          (257,212)                (103,176)
                         Inventories                                                      (779)                   8,564
                         Prepaid Expenses                                                1,972                   (4,942)
                         Prepaid and Refundable Income Taxes                             3,280
                                                                                                                  1,580
                         Other Assets                                                    1,427                        -
                         Accounts Payable                                               53,858                   13,044
                         Accrued Payroll                                               (25,196)                 (29,782)
                         Accrued Vacation Pay                                           20,250                   30,800
                         Customer Deposits                                              42,723                    4,000
                         Accrued Rent                                                  (21,984)                  81,710
                         Accrued Lease Obligations                                     (56,411)                 (84,375)
                                                                                    ----------                ---------

                               Total Adjustments                                      (164,228)                 (27,507)
                                                                                    ----------                ---------

                         Net Cash Provided (Used) by Operating Activities               28,477                   97,739
                                                                                    ----------                ---------

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                         Additions to Equipment and Leasehold Improvements             (48,713)                 (65,260)
                                                                                    ----------                ---------

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                         Payments on Existing Debt                                    (120,000)                 (17,865)
                         Payments on Capital Lease Obligations                          (4,794)                 (10,360)
                         Issuance of Common Stock                                        3,611                    4,750
                         Proceeds From Line of Credit                                  100,000                   50,000
                                                                                    ----------                ---------
                               Net Cash Provided by Financing Activities               (21,183)                  26,525
                                                                                    ----------                ---------

                 Net Increase in Cash and Cash Equivalents                             (41,419)                  59,004

                 Cash and Cash Equivalents at Beginning of Period                      691,881                  695,635
                                                                                    ----------                ---------

                 Cash and Cash Equivalents at End of Period                         $  650,462                $ 754,639
                                                                                    ==========                =========


  CASH PAID DURING THE PERIOD
  ---------------------------

                                                                                      5/31/95                  5/31/94
                                                                                      -------                  -------

                               Interest                                             $    8,581                $   4,688
                                                                                    ==========                =========
                               Taxes                                                $        -                $       -
                                                                                    ==========                =========

The accompanying notes are an integral part of the financial statements.

              COMPUTER RESEARCH, INC. & CONSOLIDATED SUBSIDIARIES
              ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         NINE MONTHS ENDED MAY 31, 1995
                         ------------------------------


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB
- - --------------------------------------------------

        The accompanying financial information should be read in conjunction with the Company's 1994 Annual Report on Form 10-KSB.



NOTE B - ADJUSTMENTS
- - --------------------

        In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2
- - ------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


1.      CAPITAL RESOURCES AND LIQUIDITY
        -------------------------------

              Due to the relatively stable operating costs of the data processing service business, the working capital requirements of the Company are normally predictable. Net income of approximately $193,000 for the first nine months of the current year added to cash available in support of operations. In the opinion of management, the Company's existing capital, along with revenues generated by clients of the service business, will satisfy the capital needs of the Company for the foreseeable future. In addition, the Company has a $500,000 line of credit of which over $450,000 remains available if needed.

              As of the current date, no major purchases are being contemplated for the foreseeable future.


2.      RESULTS OF OPERATIONS
        ---------------------

              REVENUES
              --------

              The Company's principal source of revenue is derived from providing accounting and computer support services to securities brokerage firms, some of whom are affiliates of banks and other financial institutions. The Company's revenues are directly affected by trading volume and the number of transactions processed for its clients. Due to the volatile nature of the industry served, the results of operation for the period represented are not necessarily indicative of the results of operations to be expected for the full year or any specific period.

              The revenues for the first nine months of the current year increased by approximately 6% over the previous year. This increase is primarily due to an expanded number of transactions processed for the clients of the data processing service.

              The revenues for the fiscal third quarter of the current year increased by approximately 13% over the corresponding period of the previous year. This is primarily due to an approximate 11% increase in service revenues.

              COSTS AND EXPENSES
              ------------------

              The total costs and expenses for the first nine months of the current year increased by approximately 4% over the corresponding period of the previous year.

              The total costs and expenses for the fiscal third quarter of the current year increased by approximately 7% over the corresponding period of the previous year.


              NET INCOME
              ----------

              The net income for the first nine months of the current year was approximately $198,000 or $.05 per share. This corresponds to net income of approximately $125,000 or $.03 per share for the first nine months of the previous year.

              The net income for the fiscal third quarter of the current year was approximately $88,000 or $.02 per share as compared to income of approximately $13,000 or $.00 per share for the corresponding period of the previous year.

                         PART II - OTHER INFORMATION

         Not applicable.




                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMPUTER RESEARCH, INC.
                                        -----------------------
                                             (Registrant)



Date  July 11, 1995                          JAMES L. SCHULTZ
     -----------------                   --------------------------
                                             James L. Schultz,
                                           President & Treasurer