Form 10QSB/A
period 1995-05-31
COMPUTER RESEARCH INC
filed 1995-08-22
CIK 201511

[ARTICLE] 5
[CIK] 0000201511
[NAME] COMPUTER RESEARCH, INC.
[MULTIPLIER] 1
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          AUG-31-1995
[PERIOD-START]                             SEP-01-1994
[PERIOD-END]                               MAY-31-1995
[EXCHANGE-RATE]                                      1
[CASH]                                         650,462
[SECURITIES]                                         0
[RECEIVABLES]                                  857,350
[ALLOWANCES]                                  (30,000)
[INVENTORY]                                    102,126
[CURRENT-ASSETS]                             1,632,832
[PP&E]                                       5,057,963
[DEPRECIATION]                               4,847,550
[TOTAL-ASSETS]                               1,844,586
[CURRENT-LIABILITIES]                          813,019
[BONDS]                                              0
[COMMON]                                         3,107
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   1,005,500
[TOTAL-LIABILITY-AND-EQUITY]                 1,844,586
[SALES]                                         70,083
[TOTAL-REVENUES]                             4,462,164
[CGS]                                           45,322
[TOTAL-COSTS]                                4,260,459
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                10,000
[INTEREST-EXPENSE]                               8,581
[INCOME-PRETAX]                                201,705
[INCOME-TAX]                                     9,000
[INCOME-CONTINUING]                            192,705
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   192,705
[EPS-PRIMARY]                                      .05
[EPS-DILUTED]                                      .05