Form 10QSB/A
period 1995-05-31
COMPUTER RESEARCH INC
filed 1995-09-25
CIK 201511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
                               AMENDMENT NO. 2

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

       3,883,895
- ----------------------

                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMPUTER RESEARCH, INC.
                                        -----------------------
                                             (Registrant)



Date  September 25, 1995                     JAMES L. SCHULTZ
     -------------------                 --------------------------
                                             James L. Schultz,
                                           President & Treasurer

                                EXHIBIT INDEX


EXHIBIT
NUMBER
- -------
  27             Financial Data Schedule