Form 10KSB
period 1995-08-31
COMPUTER RESEARCH INC
filed 1995-11-28
CIK 201511

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 1995
                         Commission File No. 0-5954

                           COMPUTER RESEARCH, INC.
                           -----------------------
             (Exact name of issuer as specified in its charter)

          Pennsylvania                                 25-1201499
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
  Incorporation or organization)

      Cherrington Corporate Center, Building 200, Coraopolis, PA  15108
      -----------------------------------------------------------------
        (Address of principal executive offices, including zip code)


 Issuer's telephone number, including area code:  (412) 262-4430
                                                  --------------

 Securities registered pursuant to Section 12(b) of the Act:  None


 Securities registered pursuant to Section 12(g) of the Act:


          Common Stock, Without Par Value

 Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X               No
                            -----               -----

 Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 The Issuer's Revenue during the Fiscal Year 1995:  $6,217,753
                                             ----

 The aggregate market value of 2,077,693 voting shares held by non-affiliates of the Issuer, computed by reference to $.50 (which is the average of the bid and ask prices of the Issuer's Common Stock on October 31, 1995, of $.44 and $.56 respectively) is $1,038,847.

 As of October 31, 1995, the Issuer had 3,889,895 shares of Common Stock, without par value, outstanding.

 Documents Incorporated by Reference:

   1. Proxy Statement for the Registrant's next annual meeting of shareholders, which is to be filed not later than December 31, 1995, is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

   Computer Research, Inc. (Registrant), a Pennsylvania corporation organized in July 1969, is a data processing service company providing accounting services to securities firms, banks and other financial institutions. The principal office and data center for the Registrant is located at the Cherrington Corporate Center, Building 200, Coraopolis, Pennsylvania, which is in the vicinity of the Pittsburgh International Airport and approximately 20 miles from downtown Pittsburgh, Pennsylvania. The Registrant also maintains a full service data center staffed with systems, programming and client service personnel at One Denver Place, 999 18th Street, Denver, Colorado. A service and sales support office is located in the Wall Street area of New York City.

   The principal data processing service offered by the Registrant is a computerized "Accounting and Recordkeeping System", that is utilized by stock and bond brokerage clients, as well as brokerage subsidiaries and capital markets divisions of banks. A fully integrated subsystem of software modules, when operated on the Registrant's high speed electronic computing equipment, offers a comprehensive on-line automated system for serving financial institutions with brokerage accounting, institutional safekeeping, capital markets and portfolio accounting. The systems provide such firms with on-line retrieval, reports and records on a day-to-day basis utilizing data supplied by the client. Presently, this service is being utilized by approximately 55 financial institutions throughout the country.

   The Registrant is also engaged, on a limited basis, in selling communications equipment, micro- and mini-computer equipment, software and equipment maintenance services to the clients of the data processing accounting service.

   The Registrant's competition for its "Accounting and Recordkeeping System" is primarily from three sources, (a) other independent data processing service companies, (b) in-house computer systems, and (c) correspondent clearing firms that offer trade clearing and recordkeeping services to securities firms on a "fully disclosed basis". The Registrant's "Accounting and Recordkeeping System" is also designed to support brokerage houses and banks who offer clearing services and safekeeping services to correspondent brokers and banks.

   In April of 1995, the Registrant announced it has entered into a joint project with Wachovia Operational Services Corporation for converting the Registrant's entire actively marketed software product line to operate on IBM computer equipment. Note K of the Registrant's Consolidated Financial Statements contains information regarding this joint project. The project, which will require no major incurment of debt by the Registrant, is scheduled for completion during the 1997 fiscal year. Upon the successful completion of the joint project, Registrant will continue to retain ownership of the converted software and will continue to offer its services on a service bureau basis. In addition, Registrant will be able to license the software to firms desiring to utilize the system on an in-house basis. In consideration for entering into the joint project with Registrant, Wachovia

Operational Services Corporation will secure an in-house license agreement for servicing Wachovia Investments, Incorporated, a current client of Registrant which may result in a reduction in service revenues to Registrant.

   The Registrant presently employs approximately 50 persons. In general, Registrant's relations with its employees have been satisfactory.

ITEM 2.  PROPERTIES
-------  ----------

   Registrant's principal facilities, all of which are leased, are as follows:

                                                        APPROX. SQ.             LEASE EXPIRATION
                                                          FT. OF                DATE (INCLUDING
LOCATION                TYPE OF FACILITY                FLOOR SPACE             RENEWAL OPTIONS)
--------                ----------------                -----------             ----------------
Coraopolis, PA          Executive Offices                  25,024                   12/31/97
                        and Pittsburgh Data
                        Center As Well As
                        8,333 Sq. Ft. Which
                        are Subleased to a
                        Tenant

Denver, CO              Offices & Operations                8,566                   12/31/96
                        of the Denver Data
                        Center

New York, NY            Branch Office                         850                    8/31/98

   The Registrant's aggregate rental expense for the above properties for the year ended August 31, 1995, was approximately $456,653. The rental expense to be incurred by the Registrant for rentals during fiscal year ending August 31, 1996, is anticipated to be approximately $483,000. Due to a reduced requirement for office space, which resulted from the termination of a business segment in February of 1992, the Registrant obtained a sublease tenant for approximately 8,333 square feet. The sublease tenant has committed to rent the space to the end of the Registrant's lease obligation in December of 1997.

   The Registrant owns and operates three Honeywell Bull DPS7000 computer mainframe systems; two located at the Denver data center and one located at the Pittsburgh data center. The Registrant also owns and operates a Honeywell Bull DPS7 mainframe system which is located at its Pittsburgh data center. Commencing on July 1 of 1995, a 24 month lease was entered into for the installation of an additional Honeywell Bull DPS7000 system located at the Pittsburgh data center. Additionally, due to expanding business requirements, the Company intends to install an additional Honeywell Bull DPS7000 computer system commencing in January of 1996 on a 24 month lease with a total lease commitment of approximately $60,000.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

   The Registrant has no knowledge of any material litigation or pending legal proceedings against it or affecting its assets or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         (Not applicable)


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------  ----------------------------------------------------------------
         MATTERS
         -------

   The Company's Common Stock is traded in the Over-the-Counter market and are quoted on the NASD Bulletin Board Trading System under the NASDAQ symbol CRIX.

   As of October 31, 1995, there were approximately 1,025 shareholders.

   The following tables set forth the range of high and low closing bid prices of the Company's Common Stock for the periods indicated and were derived from sources the Company deems reliable. All prices represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    Bid Prices
                                                  --------------
Ended August 31, 1995
                                                  High       Low
                                                  ----       ---
   First quarter                                  9/16      7/16
   Second quarter                                 5/8       3/8
   Third quarter                                  7/16      3/8
   Fourth quarter                                 7/16      3/8


                                                    Bid Prices
                                                  --------------
Ended August 31, 1995
                                                  High       Low
                                                  ----       ---
   First quarter                                  5/8       5/16
   Second quarter                                 5/8       3/8
   Third quarter                                  5/8       1/2
   Fourth quarter                                 5/8       7/16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

I.      RESULTS OF OPERATIONS
        ---------------------

        The Registrant's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. The Registrant's revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions processed for clients of the Registrant. During the past year, a number of mergers and consolidations have taken place in the banking industry. Consequently, with a substantial portion of the revenues derived from banking clients, the Registrant could be positively or negatively impacted by a merger involving one of its clients. Due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the coming year or any specific period.

        Note J of the Registrant's Consolidated Financial Statements contains information concerning a discontinued operations and such information is incorporated by reference herein.

    REVENUES:

        The total revenues for the year ending August 31, 1995, increased by approximately 13% over the previous year. This was due to an approximate 35% increase in the number of transactions processed for the current year as compared to the previous year. The increased trading activity occurred primarily during the first six months of the year ending August 31, 1995, due to the addition of new business, combined with an increase in trading activity for existing clients.

        Total revenues for the year ending August 31, 1994, increased approximately 8% over the previous year, primarily attributable to the addition of new banking clients.

    COSTS AND EXPENSES:

        The total costs and expenses for the year ending August 31, 1995, increased approximately 7% over the previous year. This increase is primarily attributed to the costs associated with the increased business activity occurring during the year.

        The costs and expenses for the year ending August 31, 1994, increased less than 1% over the previous year.

    NET INCOME:

        For the year ending August 31, 1995, the Registrant reported a profit of $398,139 or a profit of $.10 per share.

        For the year ended August 31, 1994, the Registrant reported a profit of $5,082 or $.00 per share.


II.     LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        Due to the relatively stable operating costs of the data processing service business, the working capital requirements of the Registrant are normally predictable. Cash or cash equivalents on hand at the end of the year ended August 31, 1995, were approximately $182,000 above the end of the previous year. This increase was attributable to cash generated from profitable operations during the year. The management of the Registrant believes that current cash on hand, along with revenues generated by operations, will adequately satisfy the cash requirements of the Registrant for the coming year. In addition, if needed, the Registrant has a $500,000 working line of credit which it intends to renew in January of 1996.

        The Registrant intends to install an additional Honeywell Bull mainframe computer system in January 1996 on a 24 month lease with a total commitment of approximately $60,000.

        During the 1997 fiscal year, the Registrant intends to have the software of its product line operational on IBM computer equipment. At that time, the Registrant will have the option to purchase computer processing time from an outside supplier or if cost justified, install IBM computer equipment of its own for its service business.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         (See Item 13, below, for list of Consolidated Financial Statements of the Registrant which are attached hereto and included herein.)


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not applicable.

                                   PART III
                                   --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

            See Note 1.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

            See Note 1.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

            See Note 1.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

            See Note 1.

NOTE 1   -  Items 9, 10, 11 and 12 are incorporated herein by reference to the
            Registrant's Proxy Statement which will be filed with the Commission no later than 120 days from fiscal year end.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------

          (a)  The following documents are filed as part of this report.

                (1) & (2) A list of Financial Statements and Schedules are set forth in the Index to the Consolidated Financial Statements attached hereto on page 11.

                (3)  Exhibits:

                        (3) Articles of Incorporation are incorporated by reference to the Registrant's Form 10, and exhibits thereto; which is currently on file with the Commission. The Registrant's By-Laws are incorporated by reference to the Form 10-K Annual Report for the fiscal year ended August 31, 1990.

                        (4) Form of certificates of common stock are incorporated by reference to Form 10 and exhibits thereto.

                        (10)(i) The lease for the Registrant's data center in Denver, Colorado, is incorporated by reference to the Form 10-K Annual Report for the fiscal year ended August 31, 1990.

                        (10)(ii) Lease for Registrant's principal offices and data center in Coraopolis, Pennsylvania, executed June 4, 1986, and effective beginning October 23, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ending August 31, 1987.

                        (22) List of the Registrant's Subsidiaries is incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ending August 31, 1987.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER RESEARCH, INC.
                                        (Registrant)


                                        By: /s/ James L. Schultz
                                            ---------------------------------
                                            James L. Schultz, President

Dated:   November 28, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By: /s/ James L. Schultz
                                            ---------------------------------
                                            James L. Schultz, Director
                                            Chief Executive Officer,
                                            Treasurer and Principal Financial
                                            and Accounting Officer

                                        Date:  November 28, 1995


                                        By: /s/ David J. Vagnoni
                                            ---------------------------------
                                            David J. Vagnoni, Director
                                            Executive Vice President

                                        Date:  November 28, 1995


                                        By: /s/ Virgil J. Falco
                                            ---------------------------------
                                            Virgil J. Falco, Director

                                        Date:  November 28, 1995


                                        By: /s/ David K. Klotz
                                            ---------------------------------
                                            David K. Klotz, Director

                                        Date:  November 28, 1995

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES

                  COVERED BY REPORT OF INDEPENDENT AUDITORS

                                {Item 13(a)}


Report of Independent Certified Public Accountants

Balance Sheets -- Pages 12 and 13
  August 31, 1995 and 1994

Statements of Operations -- Page 14
  Years ended August 31, 1995 and 1994

Statements of Changes in Stockholders' Equity -- Page 15
  Years ended August 31, 1995 and 1994

Statements of Cash Flows -- Pages 16 and 17
  Years ended August 31, 1995 and 1994

Notes to Financial Statements

                                                      Suite 550
                                                      Four Station Square
                                                      Pittsburgh, PA 15219-1116
                                                      412 232-3100

                                                      FAX 412 391-8370

             Report of Independent Certified Public Accountants
             --------------------------------------------------

                                           [LOGO]
                               GRANT THORNTON LLP  Accountants and
                                                   Management Consultants

                                                   The U.S. Member Firm of
Board of Directors                                 Grant Thornton International
Computer Research, Inc.

        We have audited the accompanying balance sheet of Computer Research, Inc. as of August 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                        GRANT THORNTON LLP

Pittsburgh, Pennsylvania
October 20, 1995

                           COMPUTER RESEARCH, INC.
                               BALANCE SHEETS

                                 August 31,



                                                                       1995              1994
                                                                    ----------        ----------
                  ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                  $  873,508        $  691,881
         Accounts receivable - trade
              (net of allowance for doubtful accounts
              of $30,000 and $20,000 in 1995 and
              1994, respectively)                                      776,099           580,138
         Inventories, at the lower of cost
              (first-in, first-out) or market
              (Note B)                                                  80,518           101,347
         Prepaid expenses                                               75,911            53,146
         Prepaid and refundable income taxes                                 -             5,000
                                                                    ----------        ----------

                  Total current assets                               1,806,036         1,431,512
                                                                    ----------        ----------

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS - AT COST (Notes D and F)
         Data processing equipment                                   4,255,912         4,216,203
         Data processing equipment under
              capital leases                                           104,339            18,416
         Other                                                         798,889           776,910
                                                                    ----------        ----------

                                                                     5,159,140         5,011,529
         Less accumulated depreciation
              and amortization                                       4,879,610         4,785,985
                                                                    ----------        ----------

                                                                       279,530           225,544

OTHER ASSETS                                                             1,341             2,768
                                                                    ----------        ----------

                                                                    $2,086,907        $1,659,824
                                                                    ==========        ==========

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.
                          BALANCE SHEETS - Continued

                                  August 31,


                                                                                  1995              1994
                                                                               ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note payable to bank (Note C)                                         $   25,000        $   50,000
         Current portion of long-term obligations (Note D)                         45,852             6,521
         Accounts payable                                                          82,057           168,478
         Accrued payroll                                                          157,036            87,708
         Accrued vacation pay                                                     281,720           264,604
         Customer deposits                                                         70,350            40,850
         Accrued rent                                                             103,847           122,274
         Accrued lease obligations (Note J)                                        20,204            61,457
         Other current liabilities                                                 32,246             2,363
                                                                               ----------        ----------

                  Total current liabilities                                       818,312           804,255

LONG-TERM OBLIGATIONS (Note D)                                                     35,885             4,127
ACCRUED LEASE OBLIGATIONS (Note J)                                                 17,909            39,151
                                                                               ----------        ----------

                  Total liabilities                                               872,106           847,533
                                                                               ----------        ----------

COMMITMENTS (Note E)                                                                    -                 -

STOCKHOLDERS' EQUITY (Note G)
         Common stock - no par value; $.0008
              stated value; 5,000,000 shares authorized;
              and 3,887,895 and 3,864,895 shares issued and
              outstanding in 1995 and 1994, respectively                            3,110             3,092
         Additional paid-in capital                                               715,842           711,489
         Retained earnings                                                        495,849            97,710
                                                                               ----------        ----------

                  Total stockholders' equity                                    1,214,801           812,291
                                                                               ----------        ----------

                                                                               $2,086,907        $1,659,824
                                                                               ==========        ==========

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.
                           STATEMENTS OF OPERATIONS

                        For the years ended August 31,

                                                                                  1995              1994
                                                                               ----------        ----------
Revenues (Note K)
         Sales of services                                                     $5,971,018        $5,333,859
         Sales of equipment and supplies                                           86,571            63,078
         Operating lease income (Note F)                                           48,160            50,995
         Other income                                                             112,004            46,134
                                                                               ----------        ----------

                                                                                6,217,753         5,494,066
                                                                               ----------        ----------

Costs and expenses
         Cost of services                                                       3,914,732         3,639,603
         Cost of equipment and supplies sold                                       69,082            35,372
         Selling and administrative expenses                                    1,700,509         1,639,258
         Depreciation and amortization                                             95,904            88,445
         Interest expense                                                          12,587             6,284
                                                                               ----------        ----------

                                                                                5,792,814         5,408,962
                                                                               ----------        ----------

Income from continuing operations
         before income taxes                                                      424,939            85,104
Provision for income taxes (Note H)                                                26,800                 -
                                                                               ----------        ----------

Income from continuing operations                                                 398,139            85,104

Discontinued operations (Note J)

         Income from discontinued operations                                            -             4,312
         Loss on disposal of discontinued operations                                    -           (84,334)
                                                                               ----------        ----------

                                                                                        -           (80,022)
                                                                               ----------        ----------

Net Income                                                                     $  398,139        $    5,082
                                                                               ==========        ==========

Income per common share
         Income from continuing operations                                     $      .10        $      .02
         Loss from discontinued operations                                              -              (.02)
                                                                               ----------        ----------

         Income per common share                                               $      .10        $        -
                                                                               ==========        ==========

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.
                            STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY

                        For the years ended August 31,



                                                          Additional
                                              Common       Paid-In         Retained
                                              Stock        Capital         Earnings         Total
                                              ------      ----------       --------      ----------
Balance at
    August 31, 1993                           $3,072       $706,761        $ 92,628      $  802,461

Net income                                         -              -           5,082           5,082
Stock options exercised                           20          4,728               -           4,748
                                              ------       --------        --------      ----------

Balance at
    August 31, 1994                            3,092        711,489          97,710         812,291


Net income                                         -              -         398,139         398,139
Stock options exercised                           18          4,353               -           4,371
                                              ------       --------        --------      ----------

Balance at
    August 31, 1995                           $3,110       $715,842        $495,849      $1,214,801
                                              ======       ========        ========      ==========

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.
                           STATEMENTS OF CASH FLOWS

                        For the years ended August 31,


                                                                                      1995           1994
                                                                                   ---------       --------
Net income                                                                         $ 398,139       $  5,082
                                                                                   ---------       --------

Adjustments to reconcile net income to net cash
         provided by operating activities
              Depreciation and amortization                                           95,904         90,921
              Provision for (recovery of) losses on doubtful accounts                 10,000        (11,982)
              Gain on sale of fixed assets                                                 -        (13,560)
Change in assets and liabilities
         Accounts receivable                                                        (205,961)       (82,099)
         Refundable income taxes                                                       5,000          3,069
         Inventories                                                                  20,829          8,190
         Prepaid expenses                                                            (22,765)        (6,622)
         Customer deposits                                                            29,500          4,000
         Other assets                                                                  1,427            526
         Accounts payable, accrued expenses, and
              other current liabilities                                               11,479         63,264
         Accrued lease obligations                                                   (62,495)       (11,892)
                                                                                   ---------       --------

              Total adjustments                                                     (117,082)        43,815
                                                                                   ---------       --------

Net cash provided by operating activities                                            281,057         48,897
                                                                                   ---------       --------

Cash flows from investing activities
         Proceeds from sale of fixed assets                                                -         14,890
         Additions to equipment and
              leasehold improvements                                                 (63,967)       (85,349)
                                                                                   ---------       --------

              Net cash used in investing activities                                  (63,967)       (70,459)
                                                                                   ---------       --------

Cash flows from financing activities
         Issuance of stock                                                             4,371          4,748
         Payments on existing debt                                                         -         (2,781)
         Payments on capital lease obligations                                       (14,834)       (14,049)
         Net (payments) borrowings on line of credit                                 (25,000)        29,890
                                                                                   ---------       --------

              Net cash (used in) provided by financing activities                    (35,463)        17,808
                                                                                   ---------       --------

              Net increase (decrease) in cash                                        181,627         (3,754)

Cash and cash equivalents at beginning of year                                       691,881        695,635
                                                                                   ---------       --------

Cash and cash equivalents at end of year                                           $ 873,508       $691,881
                                                                                   =========       ========

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.
                     STATEMENTS OF CASH FLOWS - Continued

                 For the years ended August 31, 1995 and 1994




Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

In fiscal 1995, the Company entered into capital lease obligations totaling $85,923 for the purchase of new equipment.

Cash Paid During the Year                 1995             1994
-------------------------               -------           ------
            Interest                    $12,747           $5,971
                                        =======           ======

            Income taxes                $ 1,153           $1,489
                                        =======           ======

The accompanying notes are an integral part of these statements.

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS

                           August 31, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
----------------------

The financial statements for the year ended August 31, 1994 include Computer Research, Inc. and its inactive, wholly owned subsidiary, Computer Applications Division, Inc. As of March 1, 1992, the Company terminated the Value Added Reseller (VAR) business of Computer Applications Division, Inc. The VAR segment has been accounted for and reported as a discontinued operation. On August 31, 1994, Computer Applications Division, Inc. was liquidated and merged into its parent company, Computer Research, Inc. All intercompany accounts and transactions have been eliminated in fiscal 1994.

Revenue Recognition
-------------------

Sales of services, equipment and supplies are recognized when services are performed or when a product is shipped, respectively. Rental income from operating leases is recognized over the respective lease terms.

Income Taxes
------------

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes.
Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax bases of existing assets and liabilities. The temporary differences at August 31, 1995 and 1994 are principally related to depreciation, accrued vacation and other accruals and allowances.

Equipment and leasehold improvements
------------------------------------

Depreciation and amortization of equipment and leasehold improvements are computed by use of the straight-line method based upon the estimated useful lives of the related assets.

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued

Equipment and leasehold improvements - Continued
------------------------------------

Maintenance and repairs are charged to operations as incurred.

The policy of the Company is to adjust the asset and related depreciation accounts of the cost and accumulated depreciation when such assets are retired or disposed. Any resulting profit or loss is included in income in the year of retirement or disposal.

Earnings per share
------------------

Earnings per common share is computed based upon the number of weighted average common shares outstanding during each of the years and common stock equivalents arising from the assumed exercise of stock options outstanding at the end of each year. Weighted average common and common equivalent shares outstanding for the years ended August 31, 1995 and 1994 were 3,974,123 and 3,966,714, respectively.

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers investments having original maturities of three months or less, money market and other interest-bearing deposit accounts to be cash equivalents.


NOTE B - INVENTORIES

Inventories at August 31, 1995 and 1994 consist of:

                                                      1995            1994
                                                    -------         --------
           Equipment held for resale                $16,156         $ 22,552
           Work in process                           41,216           56,931
           Computer supplies                         23,146           21,864
                                                    -------         --------

                                                    $80,518         $101,347
                                                    =======         ========

Work in process consists of unbilled revenues for services performed. Computer supplies are primarily computer paper and ribbons which are sold to customers.

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994


NOTE C - NOTE PAYABLE

Note payable to bank consists of borrowings from a line of credit which expires January 31, 1996. The line of credit bears interest at the prime interest rate plus 1 percent. At August 31, 1995, the Company's available and unused borrowings on the line of credit were $500,000 and $475,000 respectively. The line of credit is primarily collateralized by accounts receivable, equipment and inventory.

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at August 31, 1995 and 1994 consists of the following:

                                                      1995              1994
                                                    -------           -------
Capital lease obligations for data processing
equipment payable in monthly installments
of $2,900 through June, 1997.                       $58,207                 -

Capital lease obligations for data processing
equipment payable in monthly installments
of $1,055 through April, 1997.                       19,403                 -

Capital lease obligations for data processing
equipment payable in monthly installments
of $645 through April, 1996.                          4,127            10,648
                                                    -------           -------

                                                     81,737            10,648

           Less current portion                      45,852             6,521
                                                    -------           -------

                                                    $35,885           $ 4,127
                                                    =======           =======

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994


NOTE D - LONG-TERM OBLIGATIONS - Continued

Aggregate maturities of long-term obligations are as follows:

         Year Ending August 31,
         ----------------------
                 1996                         $52,619
                 1997                          37,441
                                              -------
                                               90,060

    Less amounts representing interest          8,323
                                              -------

                                              $81,737
                                              =======


NOTE E - LEASE COMMITMENTS

The Company has several operating lease agreements for automobiles, equipment, and office space. Certain of the leases contain escalation clauses and require the Company to pay for taxes, utilities and other operating expenses of the lessor. As disclosed in Note J, the Company entered into a noncancelable sublease agreement for certain office space in fiscal 1995.

Rental expense charged to operations was $574,230 and $626,723 for the years ended August 31, 1995 and 1994, respectively. As of August 31, 1995, the Company is committed to the following minimum annual rentals on operating leases.

                                                              Sublease
                                                               Rental
     Year Ending August 31,                  Amount            Income          Total
     ----------------------                ----------        ----------      --------
              1996                         $  515,123         $ 94,221       $420,902
              1997                            405,330          102,121        303,209
              1998                            125,810           34,918         90,892
                                           ----------         --------       --------

                                           $1,046,263         $231,260       $815,003
                                           ==========         ========       ========

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994



NOTE F - EQUIPMENT HELD UNDER OPERATING LEASES

The Company leases minicomputers and data processing equipment, as lessor, under operating leases that have one-year or two-year initial lease terms. Customers may terminate these leases during the initial term only by purchasing or leasing equipment of equal or greater value from the Company. Property leased and property held for lease amounted to $4,593 (net of accumulated depreciation of $1,551,364) at August 31, 1995 and $7,221 (net of accumulated depreciation of $1,548,736) at August 31, 1994.




NOTE G - STOCK OPTIONS

The Company has reserved 250,000 shares of common stock under a stock option plan for key employees. Options can be granted at prices which are not less than 100% of the fair market value on the date granted. Outstanding stock options expire on February 22, 1996 and are exercisable at option prices ranging from $.19 to $.21 per share.


Stock options outstanding at August 31, 1995 and 1994 are as follows:



                                                       1995         1994
                                                     -------      -------
           Outstanding, beginning of year            184,000      211,000
           Less exercised at $.19 - $.21 per share    23,000       25,000
           Less canceled                                   -        2,000
                                                     -------      -------

           Outstanding, end of year                  161,000      184,000
                                                     =======      =======

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994

NOTE H - INCOME TAXES

The Company has recorded reduced provisions for income taxes for the years ended August 31, 1995 and 1994 due to the utilization of federal and state net operating loss carryforwards. Reconciliations of the expected federal statutory rates and effective tax rates are summarized as follows:

                                                                     1995             1994
                                                                    -----            ------
           Expected statutory rate                                   34.0%             34.0%
           Nondeductible expenditures                                11.7%            506.8%
           State income taxes - net of federal benefit                4.0%              0.0%
           Utilization of federal and state income tax
                 loss carryforwards                                 (43.4)%          (540.8)%
                                                                    -----            ------

                                                                      6.3%              0.0%
                                                                    =====            ======

At August 31, 1995, the Company has a federal net operating loss carryforward of approximately $650,000 and a state net operating loss carryforward of approximately $1,750,000 expiring as follows:

                                                Federal               State
                                               --------             --------
                 1996                          $      -             $330,000
                 1997                                 -              158,000
                 1998                                 -              662,000
                 1999                                 -                    -
                 2000 and thereafter            650,000              600,000

The utilization of the net operating loss carryforwards could be subject to limitations in the future.

Deferred tax assets and (liabilities) at August 31, 1995 and 1994 consist of the following:

                                                          1995            1994
                                                       ---------       ---------
           Temporary differences related to:
                 Accrued expenses and allowances       $ 152,000       $ 167,000
                 Depreciation                             (3,000)        (24,000)
           Net operating loss carryforwards              313,000         528,000
           Valuation allowance                          (462,000)       (671,000)
                                                       ---------       ---------

           Net deferred taxes                          $       0       $       0
                                                       =========       =========

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994



NOTE H - INCOME TAXES - Continued

The Company has established a valuation allowance at August 31, 1995 and 1994, as the result of the uncertainty as to the ultimate recoverability of the deferred tax assets which are dependent on future taxable income.



NOTE I - EMPLOYEE BENEFIT PLAN

The Company has a qualified profit-sharing plan, which includes a salary reduction, deferred compensation feature under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in this plan. Employer contributions to the plan are determined annually by the Board of Directors. Employer contribution expense for the years ended August 31, 1995 and 1994 was $57,607 and $0, respectively.


NOTE J - DISCONTINUED OPERATIONS

As of March 1, 1992, the Company terminated the value added reseller (VAR) business of the Company's wholly owned subsidiary, Computer Applications Division, Inc. and merged its leasing operation into Computer Research, Inc.. The VAR segment has been accounted for and reported as a discontinued operation.

During 1992, the Company recorded an estimate for future lease obligations related to space previously occupied by the discontinued segment assuming that such space would be utilized by the Company, subleased or the remaining obligation otherwise eliminated by August 31, 1994. In November 1994, the Company entered into a sublease agreement for this space which expires concurrently with the primary lease. The net value of the difference between the future lease obligations and the sublease rentals of $84,334 ($.02 per share) has been recorded as a loss on the disposal of the segment in the fourth quarter of fiscal 1994.

                           COMPUTER RESEARCH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

                           August 31, 1995 and 1994


NOTE J - DISCONTINUED OPERATIONS - Continued

Operating results of the discontinued operations were as follows:

                                                                 Year ended August 31
                                                                ----------------------
                                                                  1995           1994
                                                                --------       -------
           Revenues                                             $      -       $23,080
           Costs and expenses                                          -        18,768
                                                                --------       -------

           Income from discontinued operations                  $      -       $ 4,312
                                                                ========       =======

Net assets of the discontinued business included in the consolidated balance sheet at August 31, 1995 and 1994 consisted of equipment and leasehold improvements of $2,544 and $4,896, respectively.



NOTE K - MAJOR CLIENTS

The continuing operations of the Company primarily consist of providing services and products to banks and security brokerage/dealer sectors. The Company had sales to major clients (10% or more of consolidated revenue) as follows: 1995 (one client) - 19.2% of consolidated revenue, 1994 (one client)
- 15.2% of consolidated revenue.

On February 9, 1995, the Company and the major client noted above, entered into an agreement in principle to negotiate the terms and conditions of a definitive agreement regarding a joint project to convert the Company's computer production software from its existing hardware platform to an IBM AS/400 platform. The project is scheduled for completion during the 1997 fiscal year. Upon successful completion of the project, the Company intends to license the software to third parties, including the major client, which may result in a reduction in service revenues from the major client. The agreement also may provide the Company with the ability to out source data center operations on terms favorable to the Company, resulting in a reduction in its cost of operations.