Form 10QSB
period 1995-11-30
COMPUTER RESEARCH INC
filed 1996-01-12
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended November 30, 1995
                                        -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                EXCHANGE ACT


         For the transition period from ______________ to _______________

         Commission File No.             0-5954
                             ------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       3,887,338
----------------------

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------

ITEM I
------

A. COMPUTER RESEARCH, INC. CONSOLIDATED BALANCE SHEET
   --------------------------------------------------

                     November 30, 1995 and August 31, 1995
                     -------------------------------------

                                     ASSETS
                                     ------

                                                                               NOVEMBER 30,          AUGUST 31,
                                                                                  1995                  1995
                                                                                  ----                  ----
CURRENT ASSETS
         Cash and Cash Equivalents                                             $1,099,430            $  873,508
         Accounts Receivable - Trade
                 (net of allowance for doubtful accounts
                 of $35,000 and $30,000 at 11/30/95 and
                 8/31/95 respectively)                                            968,316               776,099

         Inventories
                 (first-in, first-out) or market                                   77,746                80,518
         Prepaid Expenses                                                          70,432                75,911

                 Total Current Assets                                           2,215,924             1,806,036
                                                                               ----------            ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
         Data Processing Equipment                                              4,260,099             4,255,912
         Data Processing Equipment Under Capital Leases                           104,339               104,339
         Other                                                                    802,012               798,889
                                                                               ----------            ----------
                                                                                5,166,450             5,159,140

                 Less Accumulated Depreciation and Amortization                 4,902,772             4,879,610
                                                                               ----------            ----------
                                                                                  263,678               279,530
                                                                               ----------            ----------

OTHER ASSETS                                                                        1,341                 1,341
                                                                               ----------            ----------
                                                                               $2,480,943            $2,086,907
                                                                               ==========            ==========


The accompanying notes are an integral part of these financial statements.

A.       COMPUTER RESEARCH, INC. CONSOLIDATED BALANCE SHEET - CONT'D.
         ------------------------------------------------------------

                     November 30, 1995 and August 31, 1995
                     -------------------------------------

                                  LIABILITIES
                                  -----------

                                                                                NOVEMBER 30,          AUGUST 31,
                                                                                    1995                 1995
                                                                                    ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note Payable to Bank                                                  $    5,000           $   25,000
         Current Portion of Long-Term Obligations                                  45,081               45,852
         Accounts Payable                                                         109,959               82,057
         Accrued Payroll                                                          166,018              157,036
         Accrued Income Taxes                                                      90,870               27,500
         Accrued Vacation                                                         288,470              281,720
         Customer Deposits                                                        109,179               70,350
         Accrued Rent                                                             109,743              103,847
         Accrued Lease Obligation                                                  18,644               20,204
         Other Current Liabilities                                                  6,046                4,746
                                                                               ----------           ----------
                 Total Current Liabilities                                        949,010              818,312

LONG-TERM OBLIGATIONS                                                              24,805               35,885

ACCRUED LEASE OBLIGATION                                                           14,417               17,909
                                                                               ----------           ----------
                 Total Liabilities                                                988,232              872,106
                                                                               ----------           ----------

COMMITMENTS
STOCKHOLDERS' EQUITY
--------------------

         Common Stock - No Par Value; $.0008 Stated Value;
                 5,000,000 Shares Authorized; 3,887,338 and
                 3,887,895 Shares Issued and Outstanding
                 at 11/30/95 and 8/31/95, Respectively                              3,110                3,110

         Additional Paid-In Capital                                               715,666              715,842

         Retained Earnings                                                        773,935              495,849
                                                                               ----------           ----------

                 Total Stockholders' Equity                                     1,492,711            1,214,801
                                                                               ----------           ----------
                                                                               $2,480,943           $2,086,907
                                                                               ==========           ==========

The accompanying notes are an integral part of these financial statements.

B.       COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY
         ---------------------------------------------------------------

                                          November 30, 1995
                                          -----------------

       DEBT                                                                                       AMOUNT
       ----                                                                                       ------
                 Short-Term Loans, Notes                                                        $    5,000
                 Long-Term Debt (Including $45,081 due within one year)                             69,886
                                                                                                ----------
                          Total Debt                                                            $   74,886
                                                                                                ==========

SHAREHOLDERS' EQUITY
--------------------

                                                                       SHARES ISSUED               AMOUNT
                                                                       -------------               ------

         Preferred Stock                                                   -0-
         Common Stock                                                    3,887,338              $    3,110
         Capital in Excess of Par Value                                                            715,666
         Retained Earnings -
                 Balance at Beginning of Current Fiscal Year                                       495,849
                 Net Income for Period                                                             278,086
                                                                                                ----------
                                                                                                   773,935
                                                                                                ----------
         Total Stockholders' Equity                                                             $1,492,711
                                                                                                ==========


   The accompanying notes are an integral part of these financial statements.

         C.      COMPUTER RESEARCH, INC. STATEMENT OF CONSOLIDATED INCOME
                 --------------------------------------------------------

                           For the Three Months Ended November 30, 1995 and 1994
                           -----------------------------------------------------

                                                                                           1995                  1994
                                                                                           ----                  ----
         REVENUES
         --------
                 Sales of Services                                                      $1,802,781           $1,333,922
                 Sales of Equipment, Software and Supplies                                     530                3,583
                 Rental Income From Operating Leases                                        11,565               12,765
                 Other Income                                                               15,752                7,284
                                                                                        ----------           ----------
                                                                                         1,830,628            1,357,554
                                                                                        ----------           ----------

         COSTS AND EXPENSES
         ------------------
                 Operating Expenses                                                        998,487              887,573
                 Selling and Administrative Expenses                                       462,184              413,845
                 Depreciation and Amortization                                              23,162               20,708
                 Cost of Equipment, Software and Supplies Sold                                   -                1,402
                 Interest Expense                                                            3,709                1,856
                                                                                        ----------           ----------
                                                                                         1,487,542            1,325,384
                                                                                        ----------           ----------


         INCOME BEFORE INCOME TAXES                                                        343,086               32,170
         LESS:  PROVISION FOR INCOME TAXES                                                  65,000                    -
                                                                                        ----------           ----------
         NET INCOME                                                                     $  278,086           $   32,170
                                                                                        ==========           ==========

         Average Number of Shares Outstanding                                            3,887,338            3,879,895
                                                                                        ----------           ----------

         Earnings Per Common Share Before Taxes                                         $      .07           $      .01
                                                                                        ----------           ----------

         DIVIDENDS PER COMMON SHARE                                                              -                    -
                                                                                        ==========           ==========


The results for the period ended November 30, 1995, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended November 30, 1995.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
         ------------------------------------------------------------
                           For the Three Months Ended November 30, 1995 and 1994
                           -----------------------------------------------------

                                                                                      1995                     1994
                                                                                      ----                     ----
                 RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                   (USED) BY OPERATING ACTIVITIES:
                 Net Income                                                         $  278,086               $   32,170
                                                                                    ----------               ----------

                 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
                    PROVIDED BY OPERATING ACTIVITIES:
                               Depreciation and Amortization                            23,162                   20,708
                               Provision for Losses on Doubtful Accounts                 5,000                       -
                 Change in Assets and Liabilities:
                         Accounts Receivable                                          (197,217)                (165,298)
                         Inventories                                                     2,772                  (15,009)
                         Prepaid Expenses                                                5,479                  (39,949)
                         Other Assets                                                      -                      1,427
                         Accounts Payable, Accrued Expenses and
                               Other Current Liabilities                               114,200                  (46,402)
                         Customer Deposits                                              38,829                   16,139
                         Accrued Lease Obligation                                       (5,052)                 (26,562)
                                                                                    -----------              -----------

                               Total Adjustments                                       (12,827)                (254,946)
                                                                                    ----------               ----------

                 Net Cash (Used In) Provided by Operating Activities                   265,259                 (222,776)
                                                                                    ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Additions to Equipment and Leasehold Improvements              (7,310)                  (6,574)
                                                                                    ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Issuance (Retirement) of Stock                                   (176)                   2,852
                         Proceeds From Line of Credit                                      -                    100,000
                         Payments on Capital Lease Obligations                         (11,851)                  (1,536)
                         Payments on Line of Credit                                    (20,000)                 (53,354)
                                                                                    ----------               ----------
                             Net Cash Provided by (Used In) Financing Activities       (32,027)                  47,962
                                                                                    ----------               ----------

                             Net Increase (Decrease) in Cash                           225,922                 (181,388)

                 Cash and Cash Equivalents at August 31, 1995                          873,508                  691,881
                                                                                    ----------               ----------

                 Cash and Cash Equivalents at November 30, 1995                     $1,099,430               $  510,493
                                                                                    ==========               ==========


CASH PAID DURING THE PERIOD
---------------------------

                                                                                     11/30/95                 11/30/94
                                                                                     --------                 --------

                             Interest                                               $    3,709               $    1,856
                                                                                    ==========               ==========
                             Income Taxes                                           $    1,630               $      -
                                                                                    ==========               ==========

The accompanying notes are an integral part of these financial statements.

              COMPUTER RESEARCH, INC. & CONSOLIDATED SUBSIDIARIES
              ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      THREE MONTHS ENDED NOVEMBER 30, 1995
                      ------------------------------------

NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB
--------------------------------------------------

         The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS
--------------------

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2
------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

1.      CAPITAL RESOURCES AND LIQUIDITY
        -------------------------------

               Due to the relatively stable operating costs of the data processing service business, the working capital requirements of the Company are normally predictable. Net income of approximately $278,000 during the first quarter of the current year added to cash available in support of operations. In the opinion of management, the Company's existing cash on hand, combined with revenues generated by clients of the service business, will satisfy the capital needs of the Company for the foreseeable future. In addition, the Company has an approximate $500,000 line of credit available, if needed.

               The Company will install an additional Honeywell Bull mainframe computer system in January 1996 on a 24 month lease with a total commitment of approximately $60,000. During the 1997 fiscal year, the Company intends to have the software of its product line operational on IBM computer equipment. At that time, the Company will have the option to purchase computer processing time from an outside supplier or, if cost justified, to install IBM computer equipment of its own for its service business.


2.      RESULTS OF OPERATIONS
        ---------------------

               REVENUES
               --------

               The Company's principal source of revenue is derived from providing computerized accounting and support services to securities brokerage firms, banks and other financial institutions. The Company's revenues are directly affected by securities trading volume and the number of transactions processed for its clients. Due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the full year or any specific period.

               The total revenues for the first quarter of the current year exceeded the revenues for the comparable period of the previous year by approximately 35%. This is attributable to an approximate 30% monthly increase in transactions processed for the banking and brokerage clients, plus an increase in systems development revenues.

               The total revenues for the first three months ending November 30, 1994, increased by approximately 5% over the previous year as a result of increased billings for data processing service.

               COSTS AND EXPENSES
               ------------------

               The total costs and expenses for the first quarter of the current year increased by approximately 12% over the comparable period of the previous year. An increase in data communications costs, as well as costs associated with systems development, were partly responsible for this increase.

               The total costs and expenses increased approximately 4% for the first three months of the previous year.


               NET INCOME
               ----------

               Net income for the first three months of the current year was $278,086 or $.07 per share.

               The net income for the first three months of the previous year was $32,170 or $.01 per share.

                          PART II - OTHER INFORMATION
                          ---------------------------

         Not applicable.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMPUTER RESEARCH, INC.
                                        -----------------------
                                             (Registrant)


Date January 12, 1996                    /s/ JAMES L. SCHULTZ
     ------------------                 --------------------------------
                                        James L. Schultz,
                                        President & Treasurer