Form 10-Q
period 1996-02-29
COMPUTER RESEARCH INC
filed 1996-04-15
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 29, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT


                For the transition period from ______________ to _______________

                Commission File No.                0-5954
                                                   ------

                            COMPUTER RESEARCH, INC.
 -----------------------------------------------------------------------------
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

                                 (412) 262-4430
 -----------------------------------------------------------------------------
                          (Issuer's telephone number)


 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                     4,014,300
                                                     ---------

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------

ITEM I
- ------

A. COMPUTER RESEARCH, INC. BALANCE SHEET
   -------------------------------------

                     February 29, 1996 and August 31, 1995
                     -------------------------------------

                                     ASSETS
                                     ------

                                                              FEBRUARY 29,        AUGUST 31,
                                                                  1996               1995
                                                              ------------        ----------
CURRENT ASSETS
         Cash and Cash Equivalents                             $1,624,906         $  873,508
         Accounts Receivable - Trade
             (net of allowance for doubtful accounts
             of $45,000 and $30,000 at 2/29/96 and
             8/31/95 respectively)                                929,776            776,099

         Inventories
             (first-in, first-out) or market                       88,390             80,518
         Prepaid Expenses                                          78,464             75,911
                                                               ----------         ----------

             Total Current Assets                               2,721,536          1,806,036
                                                               ----------         ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
         Data Processing Equipment                              4,315,535          4,255,912
         Data Processing Equipment Under Capital Leases           162,031            104,339
         Other                                                    811,977            798,889
                                                               ----------         ----------
                                                                5,289,543          5,159,140
             Less Accumulated Depreciation and Amortization     4,948,748          4,879,610
                                                               ----------         ----------

                                                                  340,795            279,530
                                                               ----------         ----------

OTHER ASSETS                                                        3,901              1,341
                                                               ----------         ----------

                                                               $3,066,232         $2,086,907
                                                               ==========         ==========


The accompanying notes are an integral part of these financial statements.

A.       COMPUTER RESEARCH, INC. BALANCE SHEET - CONT'D.
         -----------------------------------------------

                     February 29, 1996 and August 31, 1995
                     -------------------------------------

                                  LIABILITIES
                                  -----------

                                                                          FEBRUARY 29,             AUGUST 31,
                                                                             1996                     1995
                                                                          ------------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note Payable to Bank                                              $      -                 $   25,000
         Current Portion of Long-Term Obligations                              77,917                   45,852
         Accounts Payable                                                     139,083                   82,057
         Accrued Payroll                                                      237,909                  157,036
         Accrued Income Taxes                                                 155,000                   27,500
         Accrued Vacation                                                     305,220                  281,720
         Customer Deposits                                                    109,935                   70,350
         Accrued Rent                                                         115,638                  103,847
         Accrued Lease Obligation                                              17,080                   20,204
         Other Current Liabilities                                              5,742                    4,746
                                                                           ----------               ----------

                 Total Current Liabilities                                  1,163,524                  818,312


LONG-TERM OBLIGATIONS                                                          37,493                   35,885
ACCRUED LEASE OBLIGATION                                                       10,929                   17,909
                                                                           ----------               ----------

                 Total Liabilities                                          1,211,946                  872,106
                                                                           ----------               ----------


COMMITMENTS
STOCKHOLDERS' EQUITY
- --------------------

         Common Stock - No Par Value; $.0008 Stated Value;
                 5,000,000 Shares Authorized; 4,014,300 and
                 3,887,895 Shares Issued and Outstanding
                 at  2/29/96 and 8/31/95, Respectively                          3,211                    3,110

         Additional Paid-In Capital                                           744,361                  715,842
         Retained Earnings                                                  1,106,714                  495,849
                                                                           ----------               ----------
                 Total Stockholders' Equity                                 1,854,286                1,214,801
                                                                           ----------               ----------
                                                                           $3,066,232               $2,086,907
                                                                           ==========               ==========

The accompanying notes are an integral part of these financial statements.

B.       COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY
         ---------------------------------------------------------------


                               February 29, 1996
                               -----------------

         DEBT                                                                                     AMOUNT
         ----                                                                                     ------
             Short-Term Loans, Notes                                                             $     -
             Long-Term Debt (Including $77,917 due within one year)                                 115,410
                                                                                                 ----------

                          Total Debt                                                             $  115,410
                                                                                                 ==========


STOCKHOLDERS' EQUITY
- --------------------
                                                                      SHARES ISSUED               AMOUNT
                                                                      -------------               ------

         Preferred Stock                                                   -0-
         Common Stock                                                   4,014,300                $    3,211
         Capital in Excess of Par Value                                                             744,361
         Retained Earnings -
                 Balance at Beginning of Current Fiscal Year                                        495,849
                 Net Income for Period                                                              610,865
                                                                                                 ----------

                                                                                                  1,106,714
                                                                                                 ----------

         Total Stockholders' Equity                                                              $1,854,286
                                                                                                 ==========


   The accompanying notes are an integral part of these financial statements.

C.      COMPUTER RESEARCH, INC. STATEMENT OF INCOME
        -------------------------------------------

              For the Six Months Ended February 29, 1996 and 1995
              ---------------------------------------------------


                                                                  1996         1995
                                                                  ----         ----
REVENUES
- --------

   Sales of Services                                           $3,678,635   $2,795,050
   Sales of Equipment, Software and Supplies                       19,596        8,393
   Rental Income From Operating Leases                             20,640       24,905
   Other Income                                                    39,148       21,326
                                                               ----------   ----------
                                                                3,758,019    2,849,674

COSTS AND EXPENSES
- ------------------

   Operating Expenses                                           1,973,256    1,852,870
   Selling and Administrative Expenses                            934,053      841,602
   Depreciation and Amortization                                   69,138       41,794
   Cost of Equipment, Software and Supplies Sold                   13,955        3,027
   Interest Expense                                                 6,752        5,599
                                                               ----------   ----------
                                                                2,997,154    2,744,892
                                                               ----------   ----------


INCOME BEFORE INCOME TAXES                                        760,865      104,782
LESS:  PROVISION FOR INCOME TAXES                                 150,000         -
                                                               ----------   ----------

NET INCOME                                                     $  610,865   $  104,782
                                                               ==========   ==========

Average Number of Shares Outstanding                            4,014,300    3,879,895
                                                               ----------   ----------

Earnings Per Common Share                                      $      .15   $      .03
                                                               ----------   ----------

DIVIDENDS PER COMMON SHARE                                     $     -      $     -
                                                               ==========   ==========



The results for the period ended February 29, 1996, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the six months ended February 29, 1996.

The accompanying notes are an integral part of these financial statements.

C.      COMPUTER RESEARCH, INC. STATEMENT OF INCOME
        -------------------------------------------

         For the Fiscal Second Quarter Ended February 29, 1996 and 1995
         --------------------------------------------------------------


                                                                    1996          1995
                                                                    ----          ----
REVENUES
- --------

        Sales of Services                                         $1,920,796   $1,461,128
        Sales of Equipment, Software and Supplies                     19,065        4,810
        Rental Income From Operating Leases                            9,075       12,140
        Other Income                                                  23,395       14,042
                                                                  ----------   ----------
                                                                   1,972,331    1,492,120
                                                                  ----------   ----------

COSTS AND EXPENSES
- ------------------

        Operating Expenses                                         1,019,709      965,299
        Selling and Administrative Expenses                          471,870      427,757
        Depreciation and Amortization                                 45,976       21,086
        Cost of Equipment, Software and Supplies Sold                 13,955        1,625
        Interest Expense                                               3,042        3,743
                                                                  ----------   ----------
                                                                   1,554,552    1,419,510
                                                                  ----------   ----------


INCOME BEFORE INCOME TAXES                                           417,779       72,610
LESS:  PROVISION FOR INCOME TAXES                                     85,000          -
                                                                  ----------   ----------

NET INCOME                                                        $  332,779   $   72,610
                                                                  ==========   ==========


Average Number of Shares Outstanding                               4,014,300    3,879,895
                                                                  ----------   ----------

Earnings Per Common Share                                         $      .08   $      .02
                                                                  ----------   ----------

DIVIDENDS PER COMMON SHARE                                        $      -     $      -
                                                                  ==========   ==========


The results for the period ended February 29, 1996, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended February 29, 1996.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS
         -----------------------------------------------
              For the Six Months Ended February 29, 1996 and 1995
              ---------------------------------------------------

                                                                      1996                     1995
                                                                      ----                     ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES:
Net Income                                                         $  610,865               $  104,782
                                                                   ----------               ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                69,138                   41,794
          Provision for Losses on Doubtful Accounts                    15,000                      -
Change in Assets and Liabilities:
      Accounts Receivable                                            (168,677)                (258,465)
      Inventories                                                      (7,872)                 (54,005)
      Prepaid Expenses                                                 (2,553)                 (31,653)
      Other Assets                                                     (2,560)                   2,027
      Accounts Payable, Accrued Expenses and
          Other Current Liabilities                                   301,686                   13,287
      Customer Deposits                                                39,585                   73,939
      Accrued Lease Obligation                                        (10,104)                 (50,330)
                                                                   ----------               ----------
          Total Adjustments                                           233,643                 (263,406)
                                                                   ----------               ----------

Net Cash (Used In) Provided by Operating Activities                   844,508                 (158,624)
                                                                   ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to Equipment and Leasehold Improvements               (72,711)                 (28,502)
                                                                   ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Stock                                                28,620                    2,852
      Proceeds From Line of Credit                                        -                    100,000
      Payments on Capital Lease Obligations                           (24,019)                  (3,134)
      Payments on Line of Credit                                      (25,000)                 (85,000)
                                                                   ----------               ----------
          Net Cash Provided by (Used In) Financing
          Activities                                                  (20,399)                  14,718
                                                                   ----------               ----------

          Net Increase (Decrease) in Cash                             751,398                 (172,408)

Cash and Cash Equivalents at August 31, 1995 and 1994                 873,508                  691,881
                                                                   ----------               ----------
Cash and Cash Equivalents at February 29, 1996 and 1995            $1,624,906               $  519,473
                                                                   ==========               ==========

CASH PAID DURING THE PERIOD
- ---------------------------
                                                                     2/29/96                  2/28/95
                                                                     -------                  -------

          Interest                                                 $    6,752               $    5,599
                                                                   ==========               ==========
          Income Taxes                                             $   22,500               $      -
                                                                   ==========               ==========

Supplemental Schedule of Noncash Investing and Financing Activities
- -------------------------------------------------------------------

For the six months ended February 29, 1996, the Company entered into a capital lease for the purchase of new equipment for $57,692.

The accompanying notes are an integral part of these financial statements.

                            COMPUTER RESEARCH, INC.
                            -----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                       SIX MONTHS ENDED FEBRUARY 29, 1996
                       ----------------------------------

NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB
- --------------------------------------------------

        The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS
- --------------------

        In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2
- ------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

1.      CAPITAL RESOURCES AND LIQUIDITY
        -------------------------------

              Due to the relatively stable operating costs of the data processing service business, the working capital requirements of the Company are normally predictable. As a result of net operating profits generated by the Company, cash and cash equivalents on hand have increased by approximately $750,000 for the first six months of the current year to a total of approximately $1,600,000. The management of the Company is confident that cash on hand, along with revenues generated by existing clients, will satisfy the operating requirements of the Company for the foreseeable future. In addition, if needed, the Company has a $750,000 line of credit available for future use.

              During the second half of the 1997 fiscal year, the Company intends to complete an ongoing project to have the software of its product line operational on IBM computer equipment. At that time, the Company will have the option to purchase computer processing time from an outside supplier or if cost justified, purchase and install IBM computer equipment of its own for its service business.


2.      RESULTS OF OPERATIONS
        ---------------------
              REVENUES
              --------
              The revenues for the first six months of the current year were approximately $3,758,000 which represents an increase of approximately 32% over the first six months of the previous year. This increase is primarily attributable to additional revenues generated by banking clients utilizing the Company's data services.

              The revenues for the second quarter of the current fiscal year were approximately $1,972,000 which represented an increase of approximately 32% over the comparable period of the previous year. Additional service revenues from banking clients were primarily the reason for this increase.

              In March 1996, the Company and Wachovia Operational Services Corporation, an affiliate of a major service client that accounted for 10% or more of consolidated revenue, entered into an agreement to convert the Company's production software from its existing hardware platform to operate on an IBM AS/400 configuration. Upon successful completion of the project, which is anticipated to occur in the second half of the Company's 1997 fiscal year, the Company intends to license the software to third parties for in-house utilization. The licensing of the software to Wachovia Operational Services Corporation may result in a reduction of service fees from the major client in the 1998 fiscal year. However, the conversion of the Company's existing software to the IBM AS/400 configuration will enhance the Company's ability to secure software license revenues.
              Management believes the ability to generate software license revenues and continued growth in recurring revenues from existing clients will serve to offset any decrease in revenues that might occur.


              COSTS AND EXPENSES
              ------------------

              The total costs and expenses for the first six months of the current year were approximately $2,997,000 which represented an increase of approximately 10% over the comparable period of the previous year. An allocation of Company funds to an employee profit sharing plan, in addition to the cost of an additional computer configuration installed at the beginning of the current year, were the primary causes for the increase.

              The total costs and expenses for the fiscal second quarter of the current year were approximately $1,555,000 which represents an increase of 10% over the comparable period of the previous year.


              NET INCOME
              ----------

              The net income for the first six months of the current fiscal year was $610,865 or earnings of $.15 per share. For the first six months of the previous year, net income was $104,782 or earnings of $.03 per share.

              The net income for the second quarter of the current fiscal year was $332,779 or earnings of $.08 per share as compared to $72,610 or earnings of $.02 per share for the comparable period of the previous year.

                          PART II - OTHER INFORMATION

ITEM 4
- ------

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

        The annual meeting of stockholders of the Company was held on January 30, 1996. The following persons were elected to serve as the Company's Board of Directors until the next annual meeting of stockholders:

                                James L. Schultz
                                David J. Vagnoni
                                Lynn M. Bushman
                                Virgil J. Falco
                                 David K. Klotz


                                   SIGNATURES


                                               COMPUTER RESEARCH, INC.
                                        ------------------------------------
                                                    (Registrant)


Date    4/15/96                                 /s/ JAMES L. SCHULTZ
     --------------------               ------------------------------------
                                        James L. Schultz, President & Treasurer