Form 10QSB
period 1996-05-31
COMPUTER RESEARCH INC
filed 1996-07-12
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended MAY 31, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
        EXCHANGE ACT

                  For the transition period from ---------- to ---------------

                                          0-5954
                  Commission File No.-------------------------

                            COMPUTER RESEARCH, INC.
- ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            PENNSYLVANIA                                 25-1201499
- -------------------------------                  -------------------------
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                       Identification No.

   CHERRINGTON CORPORATE CENTER, BUILDING 200, CORAOPOLIS, PENNSYLVANIA 15108
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 262-4430
- -----------------------------------------------------------------------------
                          (Issuer's telephone number)

- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No
                                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              4,014,300
- -------------------------------------

                         PART I - FINANCIAL STATEMENTS

ITEM I

A.       COMPUTER RESEARCH, INC. BALANCE SHEET

                                        MAY 31, 1996 AND AUGUST 31, 1995


                                     ASSETS

                                                                            MAY 31,                    AUGUST 31,
                                                                             1996                        1995
                                                                          ---------                    ----------

CURRENT ASSETS
   Cash and Cash Equivalents                                             $1,884,241                    $  873,508
   Accounts Receivable - Trade
     (net of allowance for doubtful accounts
     of $45,000 and $30,000 at 5/31/96 and
     8/31/95 respectively)                                                  904,167                       776,099
   Inventories
     (first-in, first-out) or market                                         49,404                        80,518
   Prepaid Expenses                                                          46,760                        75,911
                                                                         ----------                    ----------
        Total Current Assets                                              2,884,572                     1,806,036
                                                                         ----------                    ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
  Data Processing Equipment                                               4,325,247                     4,255,912
  Data Processing Equipment Under Capital Leases                            162,031                       104,339
  Other                                                                     818,775                       798,889
                                                                         ----------                    ----------
                                                                          5,306,053                     5,159,140
  Less Accumulated Depreciation and Amortization                          4,995,697                     4,879,610
                                                                         ----------                    ----------
                                                                            310,356                       279,530
                                                                         ----------                    ----------
OTHER ASSETS                                                                    -0-                         1,341
                                                                         $3,194,928                    $2,086,907
                                                                         ==========                    ==========




The accompanying notes are an integral part of these financial statements.

A.       COMPUTER RESEARCH, INC. BALANCE SHEET - CONT'D.

                        MAY 31, 1996 AND AUGUST 31, 1995

                                  LIABILITIES

                                                                                   MAY 31,               AUGUST 31,
                                                                                    1996                    1995
                                                                                  --------               ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note Payable to Bank                                                        $        -                $   25,000
   Current Portion of Long-Term Obligations                                        72,668                    45,852
   Accounts Payable                                                                80,228                    82,057
   Accrued Payroll                                                                241,610                   157,036
   Accrued Income Taxes                                                           215,300                    27,500
   Accrued Vacation                                                               311,970                   281,720
   Customer Deposits                                                              127,938                    70,350
   Accrued Rent                                                                    41,650                   103,847
   Accrued Lease Obligation                                                        15,516                    20,204
   Other Current Liabilities                                                        5,268                     4,746
                                                                               ----------                ----------
         Total Current Liabilities                                              1,112,148                   818,312

LONG-TERM OBLIGATIONS                                                              22,108                    35,885
ACCRUED LEASE OBLIGATION                                                            7,444                    17,909
                                                                               ----------                ----------
         Total Liabilities                                                      1,141,700                   872,106
                                                                               ----------                ----------

COMMITMENTS
STOCKHOLDERS' EQUITY

  Common Stock - No Par Value; $.0008 Stated Value;
                 5,000,000 Shares Authorized; 4,014,300 and
                 3,887,895 Shares Issued and Outstanding
                 at 5/31/96 and 8/31/95, Respectively                               3,211                     3,110
  Additional Paid-In Capital                                                      744,361                   715,842
  Retained Earnings                                                             1,305,656                   495,849
                                                                               ----------                ----------

         Total Stockholders' Equity                                             2,053,228                 1,214,801
                                                                               ----------                ----------
                                                                               $3,194,928                $2,086,907
                                                                               ==========                ==========


The accompanying notes are an integral part of these financial statements.

B.       COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY

                                  MAY 31, 1996

    DEBT                                                                                               AMOUNT
                                                                                                    ---------
       Short-Term Loans, Notes                                                                       $        -
       Long-Term Debt (Including $72,668 due within one year)                                            94,776
                                                                                                     ----------

             Total Debt                                                                              $   94,776
                                                                                                     ----------

STOCKHOLDERS' EQUITY

                                                                            SHARES ISSUED              AMOUNT
                                                                            -------------            ---------
   Preferred Stock                                                                -0-
   Common Stock                                                                4,014,300             $    3,211
   Capital in Excess of Par Value                                                                       744,361
   Retained Earnings -
       Balance at Beginning of Current Fiscal Year                                                      495,849
       Net Income for Period                                                                            809,807
                                                                                                     ----------
                                                                                                      1,305,656
                                                                                                     ----------
             Total Stockholders' Equity                                                              $2,053,228
                                                                                                     ==========

     The accompanying notes are an integral part of these financial statements.

         C.       COMPUTER RESEARCH, INC. STATEMENT OF INCOME

                FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

                                                                       1996                       1995
                                                                       ----                       ----
REVENUES

  Sales of Services                                                 $5,463,468                  $4,321,124
  Sales of Equipment, Software and Supplies                             48,971                      70,083
  Rental Income From Operating Leases                                   28,205                      36,545
  Other Income                                                          63,761                      34,412
                                                                    ----------                  ----------
                                                                     5,604,405                   4,462,164
                                                                    ----------                  ----------
COSTS AND EXPENSES

  Operating Expenses                                                 3,029,025                   2,861,565
  Selling and Administrative Expenses                                1,392,315                   1,281,147
  Depreciation and Amortization                                        116,087                      63,844
  Cost of Equipment, Software and Supplies Sold                         37,347                      45,322
  Interest Expense                                                       9,824                       8,581
                                                                    ----------                  ----------
                                                                     4,584,598                   4,260,459
                                                                    ----------                  ----------
INCOME BEFORE INCOME TAXES                                           1,019,807                     201,705
LESS:  PROVISION FOR INCOME TAXES                                      210,000                       9,000
                                                                    ----------                  ----------
NET INCOME                                                          $  809,807                  $  192,705
                                                                    ----------                  ----------

Average Number of Shares Outstanding                                 4,014,300                   3,883,895
                                                                    ----------                   ---------
Earnings Per Common Share                                           $      .20                  $      .05
                                                                    ----------                  ----------
DIVIDENDS PER COMMON SHARE                                          $        -                  $        -
                                                                    ----------                  ----------


The results for the period ended May 31, 1996, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 1996.

The accompanying notes are an integral part of these financial statements.

         C.       COMPUTER RESEARCH, INC. STATEMENT OF INCOME

            FOR THE FISCAL THIRD QUARTER ENDED MAY 31, 1996 AND 1995

                                                                                    1996                   1995
                                                                                    ----                   ----
REVENUES

  Sales of Services                                                             $1,784,830              $1,526,074
  Sales of Equipment, Software and Supplies                                         29,375                  61,690
  Rental Income From Operating Leases                                                7,565                  11,640
  Other Income                                                                      24,613                  13,086
                                                                                ----------             ----------
                                                                                 1,846,383               1,612,490
                                                                                ----------             ----------
COSTS AND EXPENSES

  Operating Expenses                                                             1,055,769               1,008,696
  Selling and Administrative Expenses                                              458,262                 439,545
  Depreciation and Amortization                                                     46,949                  22,050
  Cost of Equipment, Software and Supplies Sold                                     23,391                  42,295
  Interest Expense                                                                   3,072                   2,981
                                                                                ----------              ----------
                                                                                 1,587,443               1,515,567
                                                                                ----------              ----------

INCOME BEFORE INCOME TAXES                                                         258,940                  96,923
LESS:  PROVISION FOR INCOME TAXES                                                   60,000                   9,000
                                                                                ----------              ----------
NET INCOME                                                                      $  198,940              $   87,923
                                                                                ----------              ----------

Average Number of Shares Outstanding                                             4,014,300               3,883,895
                                                                                ----------              ----------
Earnings Per Common Share                                                       $      .05              $      .02
                                                                                ----------              ----------
DIVIDENDS PER COMMON SHARE                                                      $        -              $        -
                                                                                ==========              ==========


The results for the period ended May 31, 1996, are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 1996.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

                                                                                    1996               1995
                                                                                    ----               ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (USED) BY OPERATING ACTIVITIES:
Net Income                                                                        $  809,807          $  192,705

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and Amortization                                                    116,087              63,844

    Provision for Losses on Doubtful Accounts                                         15,000              10,000

Change in Assets and Liabilities:
    Accounts Receivable                                                             (143,068)           (257,212)
    Inventories                                                                       31,114                (779)
    Prepaid Expenses                                                                  29,151               1,972
    Other Assets                                                                       1,341               3,280
    Accounts Payable, Accrued Expenses and
      Other Current Liabilities                                                      239,120              28,355
    Customer Deposits                                                                 57,588              42,723
    Accrued Lease Obligation                                                         (15,153)            (56,411)
                                                                                  ----------          ----------
          Total Adjustments                                                          331,180            (164,228)
                                                                                  ----------          ----------

Net Cash (Used In) Provided by Operating Activities                                1,140,987              28,477
                                                                                  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Equipment and Leasehold Improvements                                (89,221)            (48,713)
                                                                                  ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Stock                                                                 28,620               3,611
    Proceeds From Line of Credit                                                           -             100,000
    Payments on Capital Lease Obligations                                            (44,653)             (4,794)
    Payments on Line of Credit                                                       (25,000)           (120,000)
                                                                                  ----------          ----------

            Net Cash Provided by (Used In) Financing Activities                      (41,033)            (21,183)
                                                                                  ----------          ----------

            Net Increase (Decrease) in Cash                                        1,010,733             (41,419)

Cash and Cash Equivalents at August 31, 1995 and 1994                                873,508             691,881
                                                                                  ----------          ----------

Cash and Cash Equivalents at May 31, 1996 and 1995                                $1,884,241          $  650,462
                                                                                  ==========          ==========

CASH PAID DURING THE PERIOD

                                                                                    5/31/96             5/31/95
                                                                                  ----------          ----------

          Interest                                                                $   9,824           $    8,581
                                                                                  =========           ==========

          Income Taxes                                                            $  22,500           $        -
                                                                                  =========           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended May 31, 1996, the Company entered into a capital lease for the purchase of new equipment for $57,692.

The accompanying notes are an integral part of these financial statements.

                            COMPUTER RESEARCH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 31, 1996


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.

NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1.       CAPITAL RESOURCES AND LIQUIDITY

               The cash and cash equivalents on hand for the first nine months of the current year increased from approximately $873,000 to approximately $1,885,000. The primary reason for this increase was due to an approximate $810,000 net income generated by operations during the first nine months of the current year. Should it be needed, the Company has a $750,000 line of credit available for future use. The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations for the foreseeable future.

               During the last quarter of the 1997 fiscal year, the Company intends to complete an ongoing project to have the software of its product line operational on IBM computer equipment. At that time, the Company will have the option to purchase computer processing time on the IBM equipment from an outside supplier or if justified business wise, purchase and install IBM computer equipment of its own for its service business processing needs.

2.       RESULTS OF OPERATIONS

               REVENUES

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

               The revenues for the first nine months of the current year increased by approximately 26% over the previous year to a figure of approximately $5,604,000. While revenues from banking clients accounted for the majority of this increase, revenues from brokerage clients, as well as programming fees, also increased.

               The revenues for the fiscal third quarter of the current year increased by approximately 15% over the comparable period of the previous year. This is primarily attributable to increased service fees from the brokerage and banking clients of the Company's service business.

               In March of 1996, the Company and Wachovia Operational Services Corporation, an affiliate of a major service client that accounts for more than 10% of the consolidated revenues of the Company, entered into an agreement to convert the Company's production software from its existing hardware platform to operate on an IBM AS/400 configuration. Upon successful completion of this project, which is anticipated to occur during the fourth quarter of the Company's 1997 fiscal year, the Company intends to begin licensing the software to third parties for in-house utilization. The licensing of the software to Wachovia Operational Services Corporation will result in a reduction of service fees from the major client in the 1998 fiscal year. However, the conversion of the Company's existing software to the IBM AS/400 configuration will enhance the ability to secure software license revenues. Management believes the ability to generate software license revenues and continued growth in recurring revenues from existing clients and potential new service clients will serve to offset any decrease in revenues that might occur.

               COSTS AND EXPENSES

               The total costs and expenses for the first nine months of the current year increased by approximately 8% over the previous year to $4,584,598. An allocation of Company funds to an employee profit sharing plan, in addition to the cost of an additional computer configuration installed during the second quarter of the current year, were contributors to this increase.

               The total costs and expenses for the fiscal third quarter of the current year increased by approximately 5% over the comparable period of the previous year to $1,587,443.

               NET INCOME

               The net income for the first nine months of the current fiscal year was $809,807 or $.20 per share. The net income for the first nine months of the previous year was $192,705 or $.05 per share.


               The net income for the fiscal third quarter of the current year was $198,940 or $.05 per share as compared to $87,923 or $.02 per share for the comparable period of the previous year.

                          PART II - OTHER INFORMATION

         Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER RESEARCH, INC.
                                      -------------------------------------
                                               (Registrant)

                                        /s/ JAMES L. SCHULTZ
                                       --------------------------------------
Date 7/12/96                           James L. Schultz, President & Treasurer