Form 10KSB
period 1996-08-31
COMPUTER RESEARCH INC
filed 1996-11-27
CIK 201511

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1996
                           Commission File No. 0-5954

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

        Cherrington Corporate Center, Building 200, Coraopolis, PA 15108
        ----------------------------------------------------------------
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

         The Issuer's Revenue during the Fiscal Year 1996:  $7,461,733

         The aggregate market value of 2,268,353 voting shares held by non-affiliates of the Issuer, computed by reference to $1.30 (which is the average of the bid and ask prices of the Issuer's Common Stock on October 31, 1996, of $1.25 and $1.34 respectively) is $2,948,859.

         As of October 31, 1996, the Issuer had 4,037,255 shares of Common Stock, without par value, outstanding.

         Documents Incorporated by Reference:

                  1. Proxy Statement for the Registrant's next annual meeting of shareholders, which is to be filed not later than December 31, 1996, is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1.           BUSINESS

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

                  The principal data processing service offered by the Registrant is a computerized "Accounting and Recordkeeping System", that is utilized by stock and bond brokerage clients, as well as brokerage subsidiaries and capital markets divisions of banks. A fully integrated subsystem of software modules, when operated on the Registrant's high speed electronic computing equipment, offers a comprehensive on-line automated system for serving financial institutions with brokerage accounting, institutional safekeeping, capital markets and portfolio accounting. The system provides such firms with on-line retrieval, reports and records on a day-to-day basis utilizing data supplied by the client. Presently, this service is being utilized by approximately 55 financial institutions throughout the country.

                  The Registrant is also engaged, on a limited basis, in selling communications equipment, micro- and mini-computer equipment, software and equipment maintenance services to the clients of the data processing accounting service.

                  The Registrant's competition for its "Accounting and Recordkeeping System" is primarily from three sources, (a) other independent data processing service companies, (b) in-house computer systems, and (c) correspondent clearing firms that offer trade clearing and recordkeeping services to securities firms on a "fully disclosed basis". The Registrant's "Accounting and Recordkeeping System" is also designed to support banks who offer safekeeping services to other banks, and brokerage houses who offer clearing services on a "fully disclosed basis" to their correspondent firms.

                  In April of 1995, the Registrant announced it has entered into a joint project with Wachovia Operational Services Corporation for converting the Registrant's entire actively marketed software product line to operate on IBM computer equipment in place of the currently utilized Honeywell Bull configuration. Note J of the Registrant's Financial Statements contains information regarding this joint project. The project, which will require no major incurment of debt by the Registrant, is scheduled for completion at the close of the 1997 fiscal year. Upon the successful completion of the joint project, the Registrant will continue to retain sole ownership of the converted software and will continue to offer its services on a service bureau basis. In addition, the Registrant will be able to license the software to firms desiring to utilize the system on an in-house basis. In consideration for entering into the joint project with the Registrant, Wachovia Operational Services Corporation will secure an in-house software license agreement for servicing Wachovia Investments, Incorporated, a current client of the Registrant.

                  The Registrant currently is finalizing an agreement that will provide an option to purchase computer processing time from Wachovia Operational Services Corporation for some of its processing needs. In addition, the Registrant will have AS/400 computer processing capacity at its own facility to compliment its processing needs.

                  During fiscal year 1998, Wachovia Operational Services Corporation will utilize its Software License Agreement to offer processing services to Wachovia Investments, Incorporated, a current client of the Registrant. Wachovia Investments, Incorporated currently accounts for approximately 20% of the Registrant's service revenues. While this event could have an adverse affect on the revenues generated by the Registrant in 1998, the impact on the financial condition cannot, at this time, be totally quantified. The Registrant is currently in discussion with several prospective new clients and believes it can replace the lost revenues prior to the end of the 1998 fiscal year. In addition, it will eliminate approximately $300,000 of annual maintenance expenses associated with the outgoing Honeywell Bull computer equipment.

                  Statements regarding the Registrant's expectations as to its future operations and financial condition and certain other information presented in this statement constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy or the stock market and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation or unforeseen costs and other effects related to legal proceedings.

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

                  Registrant's principal facilities, all of which are leased, are as follows:

                                                    APPROX. SQ.      LEASE EXPIRATION
                                                      FT. OF         DATE (INCLUDING
 LOCATION                  TYPE OF FACILITY         FLOOR SPACE      RENEWAL OPTIONS)
 --------                  ----------------         -----------      ----------------
Coraopolis, PA             Executive Offices           25,024            12/31/97
                           and Pittsburgh Data
                           Center As Well As
                           8,333 Sq. Ft. Which
                           are Subleased to a
                           Tenant

Denver, CO                 Offices & Operations         8,566            12/31/96
                           of the Denver Data
                           Center

New York, NY               Branch Office                  850             8/31/98

                  The Registrant's aggregate rental expense for the above properties for the year ended August 31, 1996, was approximately $469,000. The Registrant intends to renew its lease for the Denver facility prior to December 31, 1996. As a result, the rental expense to be incurred by the Registrant for rentals during the fiscal year ending August 31, 1997, is anticipated to be approximately $494,000. Due to a reduced requirement for office space, which resulted from the termination of a business segment in February of 1992, the Registrant obtained a sublease tenant for approximately 8,333 square feet at its Coraopolis, Pennsylvania, location. The sublease tenant has committed to rent the space for the duration of the Registrant's lease obligation which is until the end of December of 1997.

                  The Registrant owns and operates three Honeywell Bull DPS7000 computer mainframe systems; two located at the Denver data center and one located at the Pittsburgh data center. The Registrant also owns and operates a Honeywell Bull DPS7 mainframe system which is located at its Pittsburgh data center. In addition, the Registrant has a DPS7000 computer mainframe system located at its Denver facility on a 24 month lease expiring in June of 1997. Also, the Registrant has a DPS7000 computer mainframe system located at its Pittsburgh facility on a 24 month lease expiring in January of 1998.

ITEM 3.           LEGAL PROCEEDINGS

                  The Registrant has no knowledge of any material litigation or pending legal proceedings against it or affecting its assets or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (Not applicable)

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SECURITY HOLDER MATTERS

                  The Company's Common Stock is traded in the Over-the-Counter market and is quoted on the NASD Bulletin Board Trading System under the NASDAQ symbol CRIX.

                  As of October 31, 1996, there were approximately 990 shareholders.

                  The following tables set forth the range of high and low closing bid prices of the Company's Common Stock for the periods indicated and were derived from sources the Company deems reliable. All prices represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                               Bid Prices
                            ----------------
Ended August 31, 1996

                            High         Low
                            ----         ---
   First quarter           13/16        7/16
   Second quarter          2 1/8        5/8
   Third quarter           3 1/8        1 5/8
   Fourth quarter          1 7/8        1 1/4

                               Bid Prices
                            ----------------
Ended August 31, 1995

                            High         Low
                            ----         ---
   First quarter            9/16         7/16
   Second quarter           5/8          3/8
   Third quarter            7/16         3/8
   Fourth quarter           7/16         3/8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

I.       RESULTS OF OPERATIONS

         The Registrant's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. The Registrant's revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions processed for its clients. The clients serviced are subject to mergers and acquisitions and may choose to convert their business from self-clearing to a fully disclosed basis. The Registrant could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the coming year or any specific period.

     REVENUES:

          The total revenues for the year ended August 31, 1996, increased by approximately 20% over the previous year. This was primarily due to an approximate 25% increase in the number of transactions processed for the current year as compared to the previous year. In addition, revenues from systems and programming also increased.

          The total revenues for the year ended August 31, 1995, increased by approximately 13% over the previous year, primarily due to the addition of new business and a general increase in trading activity for existing clients.

     COSTS AND EXPENSES:

         The total costs and expenses for the year ended August 31, 1996, increased approximately 6% over the previous year. Salary increases, plus matching funds, contributed to the Registrant's 401(k) Plan were partly responsible for this increase.

         The costs and expenses for the year ended August 31, 1995, increased approximately 7% over the previous year.

     NET INCOME:

         The net income for the year ended August 31, 1996, was $1,028,478 or $.26 per share.

         For the year ended August 31, 1995, the net income was $398,139 or $.10 per share.

II.      LIQUIDITY AND CAPITAL RESOURCES

         Due to the relatively stable operating costs of the data processing service business, the working capital requirements of the Registrant are normally predictable. Cash or cash equivalents on hand at the end of the year ended August 31, 1996, were approximately $613,000 above the previous year. This increase was attributable to cash generated from profitable operations during the year. The management of the Registrant believes that current cash on hand, along with revenues generated by operations, will adequately satisfy the cash requirements of the Registrant for the coming year. In addition, if needed, the Registrant has a $750,000 working line of credit which it intends to renew in January of 1997.

         During the 1997 fiscal year, the Registrant intends to have the software of its product line operational on IBM computer equipment. At that time, the Registrant will have the option to purchase computer processing time from an outside supplier. In addition, it intends to install an IBM AS/400 computer system of its own near the end of the 1997 fiscal year in support of its service business.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  (See Item 13, below, for list of Financial Statements of the Registrant which are attached hereto and included herein.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           See Note 1.

ITEM 10.          EXECUTIVE COMPENSATION

                           See Note 1.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                           See Note 1.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                           (1) & (2) A list of Financial Statements and
Schedules are set forth in the Index to the Financial Statements attached hereto on Page 10.

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

                                    (27) Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUTER RESEARCH, INC.
                                               (Registrant)

                                               By:  /s/ James L. Schultz
                                                    ---------------------------
                                                    James L. Schultz, President

Dated:          November 27, 1996

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

                                       Date: November 27, 1996



                                       By:   /s/ David J. Vagnoni
                                             ---------------------------------
                                             David J. Vagnoni, Director
                                             Executive Vice President

                                       Date: November 27, 1996



                                       By:   /s/ Lynn M. Bushman
                                             ---------------------------------
                                             Lynn M. Bushman, Director

                                       Date: November 27, 1996



                                       By:   /s/ David K. Klotz
                                             ---------------------------------
                                             David K. Klotz, Director

                                       Date: November 27, 1996

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 13(a))

Report of Independent Certified Public Accountants

Balance Sheets -- Pages 12 and 13
         August 31, 1996 and 1995

Statements of Earnings -- Page 14
         Years Ended August 31, 1996 and 1995

Statements of Changes in Stockholders' Equity -- Page 15
         Years Ended August 31, 1996 and 1995

Statements of Cash Flows -- Page 16
         Years Ended August 31, 1996 and 1995

Notes to Financial Statements -- Pages 17 to 24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
COMPUTER RESEARCH, INC.

We have audited the accompanying balance sheets of Computer Research, Inc. as of August 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                              GRANT THORNTON LLP

Cleveland, Ohio
October 16, 1996

                            COMPUTER RESEARCH, INC.

                                 BALANCE SHEETS

                                   August 31,

ASSETS

                                                                                              1996                  1995
                                                                                           ----------            ----------
CURRENT ASSETS
   Cash and cash equivalents                                                               $1,486,924            $  873,508
   Short-term investments (note A)                                                            741,146                    --
   Accounts receivable - trade (net of allowance for
      doubtful accounts of $30,000 in each year)                                              831,421               776,099
   Inventories (notes A and B)                                                                 41,958                80,518
   Prepaid expenses                                                                            64,411                75,911
                                                                                           ----------            ----------

               Total current assets                                                         3,165,860             1,806,036


PROPERTY AND EQUIPMENT - AT COST
   (notes A, D and F)
      Data processing equipment                                                             4,355,558             4,255,912
      Data processing equipment under capital leases                                          143,615               104,339
      Leasehold improvements                                                                  271,610               268,745
      Office equipment                                                                        541,611               530,144
                                                                                           ----------            ----------
                                                                                            5,312,394             5,159,140
      Less accumulated depreciation and amortization                                        5,019,740             4,879,610
                                                                                           ----------            ----------
                                                                                              292,654               279,530


OTHER ASSETS                                                                                       --                 1,341
                                                                                           ----------            ----------


                                                                                           $3,458,514            $2,086,907
                                                                                           ==========            ==========

        The accompanying notes are an integral part of these statements.

                            COMPUTER RESEARCH, INC.

                            BALANCE SHEETS CONTINUED

                                   August 31,

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 1996                     1995
                                                                                              ----------               ----------
CURRENT LIABILITIES
   Note payable to bank (note C)                                                              $       --               $   25,000
   Current portion of long-term obligations (note D)                                              64,731                   45,852
   Accounts payable                                                                              128,232                   82,057
   Customer deposits                                                                              88,450                   70,350
   Accrued liabilities
      Compensation and payroll taxes                                                             232,112                  157,036
      Vacation                                                                                   301,614                  281,720
      Rent                                                                                        63,642                  103,847
      Lease obligations                                                                           13,952                   20,204
   Income taxes                                                                                  272,000                   27,500
   Other current liabilities                                                                       5,911                    4,746
                                                                                              ----------               ----------

               Total current liabilities                                                       1,170,644                  818,312


LONG-TERM OBLIGATIONS (NOTE D)                                                                    12,019                   35,885

ACCRUED LEASE OBLIGATIONS                                                                          3,953                   17,909

COMMITMENTS  (NOTE E)                                                                                 --                       --

STOCKHOLDERS' EQUITY (NOTE G)
   Common stock - no par value; $.0008 stated value;
      5,000,000 shares authorized; 4,037,255 and
      3,887,895 shares issued and outstanding in 1996
      and 1995, respectively                                                                       3,230                    3,110
   Additional paid-in capital                                                                    744,342                  715,842
   Retained earnings                                                                           1,524,326                  495,849
                                                                                              ----------               ----------
                                                                                               2,271,898                1,214,801
                                                                                              ----------               ----------

                                                                                              $3,458,514               $2,086,907
                                                                                              ==========               ==========

        The accompanying notes are an integral part of these statements.

                            COMPUTER RESEARCH, INC.

                             STATEMENTS OF EARNINGS

                         For the years ended August 31,

                                                                                       1996                      1995
                                                                                    ----------                ----------
REVENUES (NOTE J)
   Sales of services                                                                $7,150,358                $5,957,412
   Sales of equipment and supplies                                                      95,719                    86,571
   Operating lease income (note F)                                                      31,275                    48,160
   Other income                                                                        184,381                   112,004
                                                                                    ----------                ----------

                                                                                     7,461,733                 6,204,147

COSTS AND EXPENSES
   Cost of services                                                                  4,126,695                 3,901,126
   Cost of equipment and supplies sold                                                  75,144                    69,082
   Selling and administrative expenses                                               1,813,747                 1,700,509
   Depreciation and amortization                                                       140,130                    95,904
   Interest expense                                                                     12,540                    12,587
                                                                                    ----------                ----------

                                                                                     6,168,256                 5,779,208
                                                                                    ----------                ----------

          Earnings before income taxes                                               1,293,477                   424,939


Provision for income taxes (notes A and H)                                             265,000                    26,800
                                                                                    ----------                ----------


          NET EARNINGS                                                              $1,028,477                $  398,139
                                                                                    ==========                ==========


Earnings per common share                                                                 $.26                      $.10
                                                                                    ==========                ==========

        The accompanying notes are an integral part of these statements.

                            COMPUTER RESEARCH, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the years ended August 31, 1996 and 1995

                                                                   ADDITIONAL
                                                 COMMON              PAID-IN             RETAINED
                                                 STOCK               CAPITAL             EARNINGS                TOTAL
                                                 ------            ----------           ----------             ----------
Balance, August 31, 1994                         $3,092             $711,489            $   97,710             $  812,291

  Net earnings                                       --                   --               398,139                398,139

  Stock options exercised                            18                4,353                    --                  4,371
                                                 ------             --------            ----------             ----------

Balance at August 31, 1995                        3,110              715,842               495,849              1,214,801

  Net earnings                                       --                   --             1,028,477              1,028,477

  Stock options exercised                           121               29,139                    --                 29,260

  Common stock redeemed                              (1)                (639)                   --                   (640)
                                                 ------             --------            ----------             ----------

Balance at August 31, 1996                       $3,230             $744,342            $1,524,326             $2,271,898
                                                 ======             ========            ==========             ==========

                            COMPUTER RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                         For the year ended August 31,

                                                                                            1996                     1995
                                                                                         ----------                ---------
Net earnings                                                                             $1,028,477                $ 398,139
Adjustments to reconcile net earnings to net cash
   provided by operating activities
      Depreciation and amortization                                                         140,130                   95,904
      Provision for losses on doubtful accounts                                                  --                   10,000
      Change in assets and liabilities
         Accounts receivable                                                                (55,322)                (205,961)
         Inventories                                                                         38,560                   20,829
         Prepaid expenses                                                                    11,500                  (17,765)
         Other assets                                                                         1,341                    1,427
         Accounts payable, accrued liabilities and other
             current liabilities                                                            102,105                  (16,021)
         Customer deposits                                                                   18,100                   29,500
         Accrued lease obligations                                                          (20,208)                 (62,495)
         Income taxes                                                                       244,500                   27,500
                                                                                         ----------                ---------
                                                                                            480,706                 (117,082)
                                                                                         ----------                ---------

                 Net cash provided by operating activities                                1,509,183                  281,057

Cash flows from investing activities
   Purchases of short-term investments                                                     (741,146)                      --
   Additions to property and equipment                                                      (95,562)                 (63,967)
                                                                                         ----------                ---------

                 Net cash used in investing activities                                     (836,708)                 (63,967)

Cash flows from financing activities
   Issuance of common stock                                                                  29,260                    4,371
   Common stock redeemed                                                                       (640)                      --
   Payments on long-term obligations                                                        (62,679)                 (14,834)
   Net payments on line of credit                                                           (25,000)                 (25,000)
                                                                                         ----------                ---------

                 Net cash used in financing activities                                      (59,059)                 (35,463)
                                                                                         ----------                ---------

                 NET INCREASE IN CASH                                                       613,416                  181,627

Cash and cash equivalents at beginning of year                                              873,508                  691,881
                                                                                         ----------                ---------

Cash and cash equivalents at end of year                                                 $1,486,924                $ 873,508
                                                                                         ==========                =========

        The accompanying notes are an integral part of these statements.

                            Computer Research, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                            August 31, 1996 and 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

         NATURE OF OPERATIONS

         Computer Research, Inc. (the Company) provides data processing, accounting, and recordkeeping services for securities brokerage firms, banks, and other financial institutions across the continental United States. The Company's brokerage accounting and recordkeeping systems which can be utilized in either an on-line/real time mode or a distributed batch processing mode are located in data centers in Pittsburgh, Pennsylvania and Denver, Colorado.

         SHORT-TERM INVESTMENTS

         In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company has classified all of its short-term investments which consist of various debt securities as "available for sale" at August 31, 1996. The estimated market value of such investments held at August 31, 1996 approximated the carrying value. All investments in debt securities held by the Company at August 31, 1996 have an original maturity date of thirteen months or less.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT

         The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over the following estimated useful lives:

              Data processing equipment................................5 years
              Data processing equipment under
                capital leases.........................................Lease term
              Leasehold improvements...................................Lease term
              Office equipment.........................................5 years

    Accelerated depreciation methods are used for tax purposes. Maintenance and repairs are charged to operations as incurred.

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         Sales of services, equipment and supplies are recognized when services are performed or when a product is installed. Rental income from operating leases is recognized over the respective lease terms.

         INCOME TAXES

         The Company utilizes the asset and liability method in accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE

         Earnings per common share is computed based upon the number of weighted average common shares outstanding during each of the years and common share equivalents arising from the assumed exercise of stock options outstanding at the end of each year. Weighted average common shares and common share equivalents outstanding for the years ended August 31, 1996 and 1995 were 3,970,208 and 3,974,123, respectively.

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. These amounts represent management's best estimates of fair value. In accordance with SFAS 107, the Company has excluded certain financial instruments and all other assets and liabilities from this disclosure.

         The carrying value of the Company's cash and notes payable to bank approximates fair value due to the relatively short period to maturity of these instruments. The short-term investments, which are classified as available-for-sale, are carried at fair value. The carrying value of the Company's long-term debt approximates fair value based on borrowing rates currently available to the Company for debt with comparable maturities.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 financial statements presentation.

         CASH EQUIVALENTS

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments having original maturities of three months or less, money market and other interest-bearing deposit accounts to be cash equivalents.

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The Company entered into capital lease obligations for the purchase of new equipment totalling $57,692 and $85,923 during the years ended 1996 and 1995, respectively. The Company paid the following amounts for interest and income taxes during each year.

                                              =========================
                                                1996              1995
                                              -------------------------
                      Interest                $12,540           $12,747
                      Income taxes            $22,500           $ 1,153

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE B - INVENTORIES

         Inventories at August 31, 1996 and 1995 consist of:

                                             ===========================
                                               1996                1995
                                             ---------------------------
               Equipment held for resale     $16,466             $16,156
               Work in-process                 9,070              41,216
               Computer supplies              16,422              23,146
                                             ---------------------------
                                             $41,958             $80,518
                                             ===========================


         Work in-process consists of unbilled revenues for services performed. Computer supplies are primarily computer paper and ribbons which are sold to customers.

NOTE C - NOTE PAYABLE TO BANK

         Note payable to bank represents borrowings from a line of credit of up to the lesser of $750,000 or a specified percentage of eligible accounts receivable and inventory as defined in the note agreement. The line of credit, which expires January 27, 1997, bears interest at the prime interest rate plus 1 percent (8.25% at August 31, 1996). The line of credit is primarily collateralized by accounts receivable, equipment and inventory. Restrictive covenants in the note agreement, among other things, require the Company to maintain certain financial ratios.

NOTE D - LONG-TERM OBLIGATIONS

         Long-term obligations at August 31, 1996 and 1995 consist of obligations under capital leases for various data processing equipment. The leases, which expire on various dates through 1998, provide for monthly rental payments ranging from $1,055 to $2,900. Equipment under the capital leases had a cost of $143,615 and $104,339 and accumulated amortization of $66,455 and $27,304 as of August 31, 1996 and 1995, respectively.

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE D - LONG-TERM OBLIGATIONS (CONTINUED)

         Commitments for future minimum payments under these obligations are as follows:

                                          1997             $67,440
                                          1998              12,500
                                                           -------
               Net minimum lease payments                   79,940
                  Less amount representing interest          3,190
                                                           -------
               Present value of minimum lease payments      76,750
                  Less current portion                      64,731
                                                           -------
                                                           $12,019
                                                           =======

NOTE E - LEASE COMMITMENTS

         The Company has several operating lease agreements for automobiles, equipment, and office space. Certain of the leases contain escalation clauses and require the Company to pay for taxes, utilities and other operating expenses of the lessor. The Company entered into a noncancelable sublease agreement for certain office space in fiscal 1995.

         Rental expense charged to operations was $679,954 and $574,230 for the years ended August 31, 1996 and 1995, respectively. As of August 31, 1996, the Company is obligated to pay, and entitled to receive, the following minimum annual rentals on operating leases.

                                          ==================================
                                                       SUBLEASE
                                                        RENTAL
               YEAR ENDING AUGUST 31,      AMOUNT       INCOME        NET
               -------------------------------------------------------------
                      1997                $406,730     $108,412     $298,318
                      1998                 129,210       36,832       92,378
                                          ----------------------------------
                                          $535,940     $145,244     $390,696
                                          ==================================

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE F - EQUIPMENT UNDER OPERATING LEASES TO CUSTOMERS

         The Company leases minicomputers and data processing equipment, as lessor, under operating leases that have one-year or two-year initial lease terms. Customers may terminate these leases during the initial term only by purchasing or leasing equipment of equal or greater value from the Company. Property leased and property held for lease had a cost of $1,555,957 at August 31, 1996 and 1995. These properties were substantially depreciated in each year.

NOTE G - STOCK OPTIONS

         The Company had reserved 250,000 shares of common stock under a stock option plan for key employees. Options under the plan could be granted at prices not less than 100% of the fair market value on the date granted. Stock options, which were exercisable at option prices ranging from $.19 to $.21 per share, expired on February 22, 1996.

         Stock option activity for the years ended August 31, 1996 and 1995 was as follows:

                                                         ===================
                                                           1996        1995
                                                         -------------------
             Outstanding, beginning of year              161,000     184,000
             Less exercised at $.19 - $.21 per share     150,000      23,000
             Less expired                                 11,000          --
                                                         -------------------
             Outstanding, end of year                         --     161,000
                                                         ===================


         In fiscal year 1996, the Board of Directors approved a resolution to reserve 400,000 shares of common stock for issuance to key employees, directors and other advisors of the Company under a new stock incentive plan. As of August 31, 1996, the new plan had not yet been finalized and no options had been granted.

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE H - INCOME TAXES

         The Company has recorded reduced provisions for income taxes for the years ended August 31, 1996 and 1995 due to the utilization of federal and state net operating loss carryforwards. Reconciliations of the expected federal statutory rates and effective tax rates are summarized as follows:

                                                             ================
                                                             1996       1995
                                                             ----------------
Expected statutory rate                                       34.0%      34.0%
Permanent nondeductible expenditures                           1.3        4.0
State income taxes - net of federal benefit                    2.3        3.2
Utilization of federal income tax loss carryforwards         (17.2)     (34.4)
Other                                                           .1        (.5)
                                                             ----------------
                                                              20.5%       6.3%
                                                             ================

         At August 31, 1996, the Company has state net operating loss carryforwards of approximately $1,030,000, of which approximately $650,000 expires in fiscal year 1998 and the remainder expires in fiscal year 2001. The utilization of the state net operating loss carryforwards could be subject to limitations in the future. All federal net operating loss carryforwards have been utilized as of August 31, 1996.

         Deferred tax assets and liabilities at August 31, 1996 and 1995 consist of the following:

                                                      ========================
                                                         1996           1995
                                                      ------------------------
Temporary differences related to:
   Accrued expenses and allowances                    $ 143,000      $ 152,000
   Depreciation                                          (3,000)        (3,000)
Net operating loss carryforwards                         83,000        313,000
Valuation allowance                                    (223,000)      (462,000)
                                                      ------------------------
        NET DEFERRED TAXES                            $      --      $      --
                                                      ========================

                            Computer Research, Inc.

                            August 31, 1996 and 1995

NOTE H - INCOME TAXES (CONTINUED)

         The Company has established a valuation allowance at August 31, 1996 and 1995 as the result of the uncertainty as to the ultimate recoverability of the deferred tax assets which are dependent on future taxable income. The valuation allowance decreased $239,000 and $209,000 for the years ended August 31, 1996 and 1995, respectively.

NOTE I - EMPLOYEE BENEFIT PLAN

         The Company has a qualified profit-sharing plan, which includes a salary reduction, deferred compensation feature under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in this plan. Employer contributions to the plan are determined annually by the Board of Directors. Employer contribution expense for the years ended August 31, 1996 and 1995 was $210,828 and $57,607, respectively.

NOTE J - MAJOR CUSTOMERS

         The continuing operations of the Company primarily consist of providing services and products to banks and security brokerage/dealer sectors. Sales to one customer amounted to 19.9% and 19.2% of total revenues during the fiscal years ended August 31, 1996 and 1995, respectively.

         On February 9, 1995, the Company and an affiliate of the major client noted above, entered into an agreement in principle to negotiate the terms and conditions of a definitive agreement regarding a joint project to convert the Company's computer production software from its existing hardware platform to an IBM AS/400 platform. The project is scheduled for completion during the 1997 fiscal year. Upon successful completion of the project, the Company intends to license the software to third parties, including the major client, which may result in a reduction in service revenues from the major client. The agreement also may provide the Company with the ability to out source data center operations on terms favorable to the Company, resulting in a reduction in its cost of operations.