Form 10QSB
period 1996-11-30
COMPUTER RESEARCH INC
filed 1997-01-14
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended NOVEMBER 30, 1996

   [   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          EXCHANGE ACT

                 For the transition period from                to
                                                --------------     ------------
                 Commission File No.                0-5954
                                    -------------------------------------------


                            COMPUTER RESEARCH, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Pennsylvania                                   25-1201499
    -------------------------------                     ------------------
    (State or other jurisdiction of                      I.R.S. Employer
    incorporation or organization)                      Identification No.


   Cherrington Corporate Center, Building 200, Coraopolis, Pennsylvania 15108
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (412) 262-4430
                          ---------------------------
                          (Issuer's telephone number)


            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      4,037,255 (AS OF NOVEMBER 30, 1996)

                         PART I - FINANCIAL STATEMENTS

ITEM I

A.       COMPUTER RESEARCH, INC. BALANCE SHEET

           NOVEMBER 30, 1996 (UNAUDITED) AND AUGUST 31, 1996 (AUDITED)

                                     ASSETS

                                                            NOVEMBER 30,         AUGUST 31,
                                                                 1996               1996
                                                            ------------         ----------
CURRENT ASSETS

     Cash and Cash Equivalents                                $1,152,424         $1,486,924
     Short-Term Investments                                    1,000,000            741,146
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
          $30,000 each year)                                     922,272            831,421
     Inventories
          (first-in, first-out) or market                         47,577             41,958
     Prepaid Expenses                                             65,941             64,411
                                                              ----------         ----------

          Total Current Assets                                 3,188,214          3,165,860
                                                               ---------          ---------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                 4,360,903          4,355,558
     Data Processing Equipment Under Capital Leases              143,615            143,615
     Other                                                       835,388            813,221
                                                              ----------         ----------
                                                               5,339,906          5,312,394
     Less Accumulated Depreciation and Amortization            5,067,649          5,019,740
                                                               ---------          ---------

                                                                 272,257            292,654
                                                              ----------         ----------

                                                              $3,460,471         $3,458,514
                                                              ==========         ==========


The accompanying notes are an integral part of these financial statements.

           NOVEMBER 30, 1996 (UNAUDITED) AND AUGUST 31, 1996 (AUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   NOVEMBER 30,         AUGUST 31,
                                                                       1996                1996
                                                                   ------------         ----------
LIABILITIES

CURRENT LIABILITIES

     Current Portion of Long-Term Obligations                        $   53,650         $   64,731
     Accounts Payable                                                    92,673            128,232
     Accrued Payroll                                                    322,064            232,112
     Accrued Income Taxes                                               107,050            272,000
     Accrued Vacation                                                   308,364            301,614
     Customer Deposits                                                  115,554             88,450
     Accrued Rent                                                        17,855             63,642
     Accrued Lease Obligation                                            13,427             13,952
     Other Liabilities                                                    4,147              5,911
                                                                     ----------         ----------

                  Total Current Liabilities                           1,034,784          1,170,644

LONG-TERM OBLIGATIONS                                                     4,808             12,019
ACCRUED LEASE OBLIGATION                                                    989              3,953
                                                                     ----------         ----------
                  Total Liabilities                                   1,040,581          1,186,616
                                                                      ---------          ---------

COMMITMENTS                                                                  --                 --
                                                                     ----------         ----------
STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         5,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding Each Year                                 3,230              3,230
     Additional Paid-In Capital                                         744,342            744,342
     Retained Earnings                                                1,672,318          1,524,326
                                                                     ----------         ----------

         Total Stockholders' Equity                                   2,419,890          2,271,898
                                                                     ----------         ----------

                                                                     $3,460,471         $3,458,514
                                                                     ==========         ==========

The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY

                         NOVEMBER 30, 1996 (UNAUDITED)

DEBT                                                                    AMOUNT
                                                                      ---------
     Short-Term Loans, Notes                                            $   -0-
     Long-Term Debt (Including $53,650 due within one year)              58,458
                                                                        -------

                                Total Debt                              $58,458
                                                                        =======


STOCKHOLDERS' EQUITY
                                                           SHARES ISSUED       AMOUNT
                                                           -------------     ----------
     Preferred Stock                                                -0-      $      -0-
     Common Stock                                             4,037,255           3,230
     Capital in Excess of Par Value                                             744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                          1,524,326
         Net Income for Period                                                  147,992
                                                                             ----------

                                                                              1,672,318
                                                                             ----------

     Total Stockholders' Equity                                              $2,419,890
                                                                             ==========

     The accompanying notes are an integral part of these financial statements.

     C.  COMPUTER RESEARCH, INC. STATEMENT OF INCOME

             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                                               1996                   1995
                                                                               ----                   ----
         REVENUES

                  Sales of Services                                          $1,741,452            $1,757,843
                  Sales of Equipment, Software and Supplies                      25,181                   530
                  Rental Income From Operating Leases                             5,310                11,565
                  Other Income                                                   34,204                15,752
                                                                             ----------            ----------
                                                                              1,806,147             1,785,690
                                                                             ----------            ----------

         COSTS AND EXPENSES

                  Operating Expenses                                          1,047,380               953,549
                  Selling and Administrative Expenses                           450,772               462,184
                  Depreciation and Amortization                                  47,909                23,162
                  Cost of Equipment, Software and Supplies Sold                  17,643                    --
                  Interest Expense                                                2,451                 3,709
                                                                             ----------            ----------
                                                                              1,566,155             1,442,604
                                                                             ----------            ----------


         INCOME BEFORE INCOME TAXES                                             239,992               343,086
         LESS:  PROVISION FOR INCOME TAXES                                       92,000                65,000
                                                                             ----------            ----------

         NET INCOME                                                          $  147,992            $  278,086
                                                                             ==========            ==========

         Average Number of Shares Outstanding                                 4,037,255             3,887,338

         Earnings Per Common Share                                           $      .04            $      .07
                                                                             ----------            ----------

         Dividends Per Common Share                                          $       --            $       --
                                                                             ==========            ==========


The results for the period ended November 30, 1996, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended November 30, 1996 and 1995.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                           1996                   1995
                                                                                           ----                   ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (USED)  BY OPERATING ACTIVITIES:

Net Income                                                                              $  147,992             $  278,086
                                                                                        ----------             ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

          Depreciation and Amortization                                                     47,909                 23,162
          Provision for Losses on Doubtful Accounts                                             --                  5,000
Change in Assets and Liabilities:
          Accounts Receivable                                                              (90,851)              (197,217)
          Inventories                                                                       (5,619)                 2,772
          Prepaid Expenses                                                                  (1,530)                 5,479
          Accounts Payable, Accrued Expenses and Other Current
Liabilities                                                                               (151,358)               114,200
          Customer Deposits                                                                 27,104                 38,829
          Accrued Lease Obligation                                                         ( 3,489)                (5,052)
                                                                                        ----------             ----------

               Total Adjustments                                                          (177,834)               (12,827)
                                                                                        ----------             ----------
Net Cash (Used In) Provided by Operating Activities                                        (29,842)               265,259
                                                                                        ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to Equipment and Leasehold Improvements                                (27,512)                (7,310)
          Short-Term Investment Maturities                                                 361,000                     --
          Additions to Short-Term Investments                                             (619,854)                    --
                                                                                        ----------             ----------
              Net Cash (Used In) Investing                                                (286,366)                (7,310)
                                                                                        ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Reacquisition of Stock                                                                --                   (176)
          Payments on Capital Lease Obligations                                            (18,292)               (11,851)
          Payments on Line of Credit                                                            --                (20,000)
                                                                                        ----------             ----------
              Net Cash (Used In) Financing Activities                                      (18,292)               (32,027)
                                                                                        ----------             ----------

              Net Increase (Decrease) in Cash                                             (334,500)               225,922
Cash and Cash Equivalents at August 31, 1996 and 1995                                    1,486,924                873,508
                                                                                        ----------             ----------
Cash and Cash Equivalents at November 30, 1996 and 1995                                 $1,152,424             $1,099,430
                                                                                        ==========             ==========

CASH PAID DURING THE PERIOD                                                               11/30/96               11/30/95
                                                                                        ----------             ----------
             Interest                                                                   $    2,451             $    3,709
                                                                                        ==========             ==========
             Income Taxes                                                               $  256,950             $    1,630
                                                                                        ==========             ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

There were no noncash investing and financing activities for the three months ended November 30, 1996 and 1995.

The accompanying notes are an integral part of these financial statement.

                            COMPUTER RESEARCH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED NOVEMBER 30, 1996


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB.

NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature. November 30, 1995, income statement amounts have been reclassified for comparative purposes.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1.       "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

         Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation of unforeseen costs and other effects related to legal proceedings.

2.       RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Our revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions we process for our clients. The clients served are subject to mergers and acquisitions and may choose to convert their business from self-clearing to a fully disclosed basis. The Company could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry we serve, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

         REVENUES

         The total revenues for the first three months of the current year ended November 30, 1996, were $1,806,147 which is approximately 1% above the first three months of the previous year. While service revenues for the period decreased approximately 6% from the previous year due to a decrease in transactions processed, there was a corresponding increase in systems and programming revenues as well as in interest income.

         The total revenues for the first three months of the previous year ending November 30, 1995, increased approximately 35% over the previous year primarily due to an increase in transactions processed for the brokerage and banking clients of the firm.

         In March of 1996, the Company and Wachovia Operational Services Corporation, an affiliate of a major service client that accounts for more than 10% of the consolidated revenues of the Company, entered into an agreement to convert the Company's production software (Instant System) from its existing hardware platform to operate on an IBM AS/400 configuration. Upon successful completion of this project, which is anticipated to occur during the fourth quarter of the Company's 1997 fiscal year, the Company intends to begin licensing the software to third parties for in-house utilization. The licensing of the software to Wachovia Operational Services Corporation will result in a reduction of service fees from the major client in the 1998 fiscal year. However, the conversion of the Company's existing software to the IBM AS/400 configuration will enhance the ability to secure software license revenues. Management believes the ability to generate software license revenues and continued growth in recurring service revenues from existing clients and potential new clients will serve to offset any decrease in revenues that might occur.

         COSTS AND EXPENSES

         The total costs and expenses for the first three months of the current year increased approximately 9% over the previous year. This increase is primarily due to the cost of additional computer equipment installed during the second quarter of the previous year as well as to the one time installation and training costs associated with transferring some existing clients to the ongoing Company product line (Instant System) from a processing system that will be terminated during the current year (BID/BOA System).

         The total costs and expenses for the first three months of the previous year increased approximately 12% primarily due to an increase in data communications costs as well as costs associated with systems development.

         NET INCOME

         The net income for the first three months of the current fiscal year was $147,992 or $.04 per share as compared to $278,088 or $.07 per share for the comparable period of the previous year. This decrease is attributable to additional shares outstanding in the current year due to exercised employee stock options, increased costs and expenses as indicated above, as well as an increase in income taxes due to the fact that the Company is now on a fully taxed basis as opposed to the previous year when a net operating loss carry forward was utilized to reduce taxes payable.

3.   CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents on hand as of November 30, 1996, were approximately $1.1 million. In addition, the Company has approximately $1 million in short-term investments. Should it be needed, the Company has a $750,000 line of credit available for future use. The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations for the foreseeable future.

     During the second quarter of the current year, approximately $212,000 will be utilized to fund the Company's fiscal year 1996 contribution to the employee qualified profit sharing plan.

     The management of the Company currently anticipates the leasing or purchase of an IBM computer system during the fourth quarter of the current fiscal year.

                      PART II - OTHER INFORMATION

         Not applicable.

                               SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMPUTER RESEARCH, INC.
                                      ---------------------------------------
                                                   (Registrant)

Date
    --------------------              ---------------------------------------
                                      James L. Schultz, President & Treasurer