Form 10-Q
period 1997-02-28
COMPUTER RESEARCH INC
filed 1997-04-14
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                        For the Quarterly Period Ended   February 28, 1997
                                                       ---------------------

  [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                        For the transition period from           to
                                                       ---------    ---------
                        Commission File No. 0-5954

                            COMPUTER RESEARCH, INC.
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

   Cherrington Corporate Center, Building 200, Coraopolis, Pennsylvania 15108
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 262-4430
------------------------------------------------------------------------------
                          (Issuer's telephone number)


------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          4,037,255 (As of February 28, 1997)
-------------------------------------------------------

                         PART I - FINANCIAL STATEMENTS

ITEM I

A. COMPUTER RESEARCH, INC. BALANCE SHEET

           February 28, 1997 (Unaudited) and August 31, 1996 (Audited)

                                     ASSETS

                                                                       FEBRUARY 28,       AUGUST 31,
                                                                           1997              1996
                                                                       ------------       ----------
CURRENT ASSETS
     Cash and Cash Equivalents                                          $  489,575        $1,486,924
     Short-Term Investments                                              1,373,206           741,146
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $55,000 and $30,000 at 2/28/97 and
           8/31/96 respectively)                                         1,207,799           831,421
     Inventories
          (first-in, first-out) or market                                   82,883            41,958
     Prepaid Expenses                                                       70,925            64,411
                                                                        ----------        ----------

          Total Current Assets                                           3,224,388         3,165,860
                                                                        ----------        ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                           4,400,416         4,355,558
     Data Processing Equipment Under Capital Leases                        143,615           143,615
     Other                                                                 845,180           813,221
                                                                        ----------        ----------
                                                                         5,389,211         5,312,394
     Less Accumulated Depreciation and Amortization                      5,118,231         5,019,740
                                                                        ----------        ----------

                                                                           270,980           292,654
                                                                        ----------        ----------

                                                                        $3,495,368        $3,458,514
                                                                        ==========        ==========


The accompanying notes are an integral part of these financial statements.

           February 28, 1997 (Unaudited) and August 31, 1996 (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      FEBRUARY 28,       AUGUST 31,
                                                                          1997              1996
                                                                      ------------       ----------
LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                         $   39,895        $   64,731
     Accounts Payable                                                    154,465           128,232
     Accrued Payroll                                                     120,170           232,112
     Accrued Income Taxes                                                 74,140           272,000
     Accrued Vacation                                                    315,114           301,614
     Customer Deposits                                                    92,800            88,450
     Accrued Rent                                                         22,220            63,642
     Accrued Lease Obligation                                             10,927            13,952
     Other Liabilities                                                     4,715             5,911
                                                                      ----------        ----------

                  Total Current Liabilities                              834,446         1,170,644

LONG-TERM OBLIGATIONS                                                      -0-              12,019
ACCRUED LEASE OBLIGATION                                                   -0-               3,953
                                                                      ----------        ----------

                  Total Liabilities                                      834,446         1,186,616
                                                                      ----------        ----------

COMMITMENTS                                                                -0-               -0-
                                                                      ----------        ----------
STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         5,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding Each Year                                  3,230             3,230
     Additional Paid-In Capital                                          744,342           744,342
     Retained Earnings                                                 1,913,350         1,524,326
                                                                      ----------        ----------

         Total Stockholders' Equity                                    2,660,922         2,271,898
                                                                      ----------        ----------
                                                                      $3,495,368        $3,458,514
                                                                      ==========        ==========

The accompanying notes are an integral part of these financial statements.

B. COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY

                         February 28, 1997 (Unaudited)

     DEBT                                                                                            AMOUNT
                                                                                                     ------
         Short-Term Loans, Notes                                                                   $    -0-
         Long-Term Debt (Including $39,895 due within one year)                                        39,895
                                                                                                   ----------

                                    Total Debt                                                     $   39,895
                                                                                                   ==========


STOCKHOLDERS' EQUITY

                                                                         SHARES ISSUED               AMOUNT
                                                                         -------------               ------
     Preferred Stock                                                           -0-                 $    -0-
     Common Stock                                                          4,037,255                    3,230
     Capital in Excess of Par Value                                                                   744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                                                1,524,326
         Net Income for Period                                                                        389,024
                                                                                                   ----------

                                                                                                    1,913,350
                                                                                                   ----------

     Total Stockholders' Equity                                                                    $2,660,922
                                                                                                   ==========

The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

              For the Six Months Ended February 28, 1997 and 1996

                                                                                                  1997                  1996
                                                                                                  ----                  ----
   REVENUES

            Sales of Services                                                                 $3,776,226            $3,678,635
            Sales of Equipment, Software and Supplies                                             25,477                19,596
            Rental Income From Operating Leases                                                   10,620                20,640
            Other Income                                                                          68,285                39,148
                                                                                              ----------            ----------
                                                                                               3,880,608             3,758,019
                                                                                              ----------            ----------

   COSTS AND EXPENSES

            Operating Expenses                                                                 2,175,756             1,973,256
            Selling and Administrative Expenses                                                  956,866               934,053
            Depreciation and Amortization                                                         98,491                69,138
            Cost of Equipment, Software and Supplies Sold                                         17,842                13,955
            Interest Expense                                                                       4,629                 6,752
                                                                                              ----------            ----------
                                                                                               3,253,584             2,997,154
                                                                                              ----------            ----------


   INCOME BEFORE INCOME TAXES                                                                    627,024               760,865
   LESS: PROVISION FOR INCOME TAXES                                                              238,000               150,000
                                                                                              ----------            ----------

   NET INCOME                                                                                 $  389,024            $  610,865
                                                                                              ==========            ==========


   Average Number of Shares Outstanding                                                        4,037,255             4,014,300
                                                                                              ----------            ----------
   Earnings Per Common Share                                                                  $      .10            $      .15
                                                                                              ----------            ----------

   DIVIDENDS PER COMMON SHARE                                                                 $     -               $     -
                                                                                              ==========            ==========


The results for the period ended February 28, 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the six months ended February 28, 1997 and 1996.

The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

         For the Fiscal Second Quarter Ended February 28, 1997 and 1996

                                                                                                 1997                  1996
                                                                                                 ----                  ----
   REVENUES

            Sales of Services                                                                 $2,034,774            $1,920,796
            Sales of Equipment, Software and Supplies                                                296                19,065
            Rental Income From Operating Leases                                                    5,310                 9,075
            Other Income                                                                          34,081                23,395
                                                                                              ----------            ----------
                                                                                               2,074,461             1,972,331
                                                                                              ----------            ----------

   COSTS AND EXPENSES

            Operating Expenses                                                                 1,128,375             1,019,709
            Selling and Administrative Expenses                                                  506,094               471,870
            Depreciation and Amortization                                                         50,582                45,976
            Cost of Equipment, Software and Supplies Sold                                            198                13,955
            Interest Expense                                                                       2,178                 3,042
                                                                                              ----------            ----------
                                                                                               1,687,427             1,554,552
                                                                                              ----------            ----------


   INCOME BEFORE INCOME TAXES                                                                    387,034               417,779
   LESS: PROVISION FOR INCOME TAXES                                                              146,000                85,000
                                                                                              ----------            ----------
   NET INCOME                                                                                 $  241,034            $  332,779
                                                                                              ==========            ==========


   Average Number of Shares Outstanding                                                        4,037,255             4,014,300
                                                                                              ----------            ----------

   Earnings Per Common Share                                                                  $      .06            $      .08
                                                                                              ----------            ----------

   Dividends Per Common Share                                                                 $     -               $     -
                                                                                              ==========            ==========


The results for the period ended February 28, 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended February 28, 1997 and 1996.

The accompanying notes are an integral part of these financial statements.

D. COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996

                                                                                                 1997                 1996
                                                                                                 ----                 ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES:
Net Income                                                                                    $  389,024           $  610,865
                                                                                              ----------           ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                           98,491               69,138
          Provision for Losses on Doubtful Accounts                                               25,000               15,000
Change in Assets and Liabilities:
          Accounts Receivable                                                                   (401,378)            (168,677)
          Inventories                                                                            (40,925)              (7,872)
          Prepaid Expenses                                                                        (6,514)              (5,113)
          Accounts Payable, Accrued Expenses and Other Current Liabilities                      (312,687)             301,686
          Customer Deposits                                                                        4,350               39,585
          Accrued Lease Obligation                                                                (6,978)             (10,104)
                                                                                              ----------           ----------

               Total Adjustments                                                                (640,641)             233,643
                                                                                              ----------           ----------
               Net Cash (Used In) Provided by Operating Activities                              (251,617)             844,508
                                                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                                      (76,817)             (72,711)
          Short-Term Investment Maturities                                                         -0-                  -0-
          Additions to Short-Term Investments                                                   (632,060)               -0-
                                                                                              ----------           ----------
              Net Cash (Used In) Investing                                                      (708,877)             (72,711)
                                                                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Reacquisition of Stock                                                                   -0-                 28,620
          Payments on Capital Lease Obligations                                                  (36,855)             (24,019)
          Payments on Line of Credit                                                               -0-                (25,000)
                                                                                              ----------           ----------
              Net Cash (Used In) Financing Activities                                            (36,855)             (20,399)
                                                                                              ----------           ----------

              Net Increase (Decrease) in Cash                                                   (997,349)             751,398
Cash and Cash Equivalents at August 31, 1996 and 1995                                          1,486,924              873,508
                                                                                              ----------           ----------
Cash and Cash Equivalents at February 28, 1997 and 1996                                       $  489,575           $1,624,906
                                                                                              ==========           ==========

CASH PAID DURING THE PERIOD                                                                     2/28/97              2/29/96
                                                                                              ----------           ----------
             Interest                                                                         $    4,629           $    6,752
                                                                                              ==========           ==========
             Income Taxes                                                                     $  441,860           $   22,500
                                                                                              ==========           ==========

Supplemental Schedule of Noncash Investing and Financing Activities

For the six months ended February 29, 1996, the Company entered into a capital lease for the purchase of new equipment for $57,692.

The accompanying notes are an integral part of these financial statement.

                            COMPUTER RESEARCH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 28, 1997

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

2.       RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients. The clients served are subject to mergers and acquisitions and may choose to convert their business from self-clearing to a fully disclosed basis. The Company could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

                  REVENUES

                  The total revenues for the first six months of the current year ended February 28, 1997, were $3,880,608 which is approximately 3% higher than the previous year. The primary reason for the increase is due to additional systems and programming revenues generated during the current year.

                  The revenues for the fiscal second quarter of the current year were $2,074,460 or an increase of approximately 5% over the previous year.

                  In March of 1996, the Company and Wachovia Operational Services Corporation, an affiliate of a major service client that accounts for more than 10% of the consolidated revenues of the Company, entered into an agreement to convert the Company's production software (Instant System) from its existing hardware platform to operate on an IBM AS/400 configuration. Upon successful completion of this project, which is currently scheduled to occur at the end of the current fiscal year, the Company intends to begin licensing the software to third parties for in-house utilization. The licensing of the software to Wachovia Operational Services Corporation will result in a reduction of service fees from the major client in the 1998 fiscal year. However, the conversion of the Company's existing software to the IBM AS/400 configuration will enhance the ability to secure software license revenues. In March of 1997, a client, which generated approximately 4% of the Company's revenues for the first six months of the current year, terminated its business due to financial problems. Management of the Company believes that while the revenues for the first quarter of fiscal year 1998 may be negatively impacted, the ability to generate software license revenues and continued growth in recurring service revenues from existing clients and potential new clients should serve to offset any decrease in revenues for the 1998 fiscal year.

                  COSTS AND EXPENSES

                  The total costs and expenses for the first six months of the current year increased approximately 9% over the comparable period of the previous year. This is primarily attributable to increased payroll costs and programming staff additions in support of the conversion of the Company's software for processing the Year 2000, as well as increased equipment costs and travel and living costs associated with transferring some existing clients to the ongoing Company product line (Instant System) from a processing system that will be terminated during the current year (BID/BOA System).

                  The total costs and expenses for the fiscal second quarter of the current year increased by approximately 9% over the previous year. The primary reasons for these increases are consistent with what is defined for the first six months of the current year.

                  NET INCOME

                  The net income for the first six months of the current fiscal year was $389,024 or $.10 per share compared to $610,865 or $.15 per share for the comparable period of the previous year. The decrease in income for the current year is attributable to increased costs and expenses as indicated above, as well as to an increase in income taxes due to the fact that the Company is now on a fully taxed basis as opposed to the previous year when a net operating loss carry forward was utilized to reduce taxes payable.

                  The net income for the fiscal second quarter of the current year was $241,034 or $.06 per share as compared to $332,779 or $.08 per share for the second quarter of the previous year. The reasons for the reduced second quarter earnings is consistent with the six month explanation.

3.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $1.8 million in cash, cash equivalents and short-term investments as of the end of February 1997. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

         During the third quarter of this year, the Company plans to enter into a lease for approximately $160,000 of computer equipment. In addition, the Company plans to enter into a lease for additional computer equipment during the 1998 fiscal year.

                          PART II - OTHER INFORMATION

ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 28, 1997. The following persons were elected to serve as the Company's Board of Directors until the next annual meeting of stockholders:

                                James L. Schultz
                                David J. Vagnoni
                                Lynn M. Bushman
                               Kenneth C. Ebbitt
                                 David K. Klotz

                                   SIGNATURES

                                            COMPUTER RESEARCH, INC.
                                         -----------------------------
                                                 (Registrant)

Date
     ---------------------          ---------------------------------------
                                    James L. Schultz, President & Treasurer