Form 10QSB
period 1997-05-31
COMPUTER RESEARCH INC
filed 1997-07-10
CIK 201511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended        May 31, 1997
                                                --------------------------

    [   ]        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
                 THE EXCHANGE ACT


                  For the transition period from                to
                                                 ---------------  -------------

                  Commission File No.             0-5954
                                     ---------------------------------

                            COMPUTER RESEARCH, INC.
        ------------------------------------------------------------------
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes        No
                                                   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,037,255  (As of May 31, 1997)

                         PART I - FINANCIAL STATEMENTS


ITEM I


A.       COMPUTER RESEARCH, INC. BALANCE SHEET


             May 31, 1997 (Unaudited) and August 31, 1996 (Audited)


                                     ASSETS

                                                                    MAY 31,           AUGUST 31,
                                                                     1997                1996
                                                                  ----------         -----------
CURRENT ASSETS
    Cash and Cash Equivalents                                     $1,211,530         $1,486,924
    Short-Term Investments                                         1,288,838            741,146
    Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $40,000 and $30,000 at 5/31/97 and
           8/31/96 respectively)                                     915,423            831,421
    Inventories
          (first-in, first-out) or market                             62,537             41,958
    Prepaid Expenses                                                  39,803             64,411
                                                                  ----------         ----------
          Total Current Assets                                     3,518,131          3,165,860
                                                                  ----------         ----------
EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
    Data Processing Equipment                                      4,429,988          4,355,558
    Data Processing Equipment Under Capital Leases                   143,615            143,615
    Other                                                            850,542            813,221
                                                                  ----------         ----------
                                                                   5,424,145          5,312,394
    Less Accumulated Depreciation and Amortization                 5,170,481          5,019,740
                                                                  ----------         ----------
                                                                     253,664            292,654
                                                                  ----------         ----------
                                                                  $3,771,795         $3,458,514
                                                                  ==========         ==========


The accompanying notes are an integral part of these financial statements.

             May 31, 1997 (Unaudited) and August 31, 1996 (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               MAY 31,     AUGUST 31,
                                                                                1997          1996
                                                                             ----------    ----------
LIABILITIES
CURRENT LIABILITIES
    Current Portion of Long-Term Obligations                                 $   22,106    $   64,731
    Accounts Payable                                                             98,743       128,232
    Accrued Payroll                                                             225,630       232,112
    Accrued Income Taxes                                                         99,021,      272,000
    Accrued Vacation                                                            321,864       301,614
    Customer Deposits                                                            93,800        88,450
    Accrued Rent                                                                 15,715       163,642
    Accrued Lease Obligation                                                      7,438        13,952
    Other Liabilities                                                             8,833         5,911
                                                                             ----------    ----------
                 Total Current Liabilities                                      893,150     1,170,644
LONG-TERM OBLIGATIONS                                                            -0-           12,019
ACCRUED LEASE OBLIGATION                                                         -0-            3,953
                                                                             ----------    ----------
                 Total Liabilities                                              893,150     1,186,616
                                                                             ----------    ----------
COMMITMENTS                                                                      -0-           -0-
                                                                             ----------    ----------
STOCKHOLDERS' EQUITY
--------------------

    Common Stock - No Par Value; $.0008 Stated Value;
         5,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding Each Year                                         3,230         3,230
    Additional Paid-In Capital                                                  744,342       744,342
    Retained Earnings                                                         2,131,073     1,524,326
                                                                             ----------    ----------
                   Total Stockholders' Equity                                 2,878,645     2,271,898
                                                                             ----------    ----------
                                                                             $3,771,795    $3,458,514
                                                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.

B.  COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                            May 31, 1997 (Unaudited)


    DEBT                                                                               AMOUNT
    ----                                                                               ------
         Short-Term Loans, Notes                                                       $ -0-
         Long-Term Debt (Including $22,106 due within one year)                         22,106
                                                                                       -------
                                  Total Debt                                           $22,106
                                                                                       =======
STOCKHOLDERS' EQUITY
--------------------

                                                               SHARES ISSUED           AMOUNT
                                                               -------------           ------
    Preferred Stock                                                -0-                $   -0-
    Common Stock                                                4,037,255                  3,230
    Capital in Excess of Par Value                                                       744,342
    Retained Earnings -
         Balance at Beginning of Current Fiscal Year                                   1,524,326
         Net Income for Period                                                           606,747
                                                                                      ----------
                                                                                      $2,131,073
                                                                                      ----------
    Total Stockholders' Equity                                                        $2,878,645
                                                                                      ==========


    The accompanying notes are an integral part of these financial statements.

C.  COMPUTER RESEARCH, INC. STATEMENT OF INCOME

                For the Nine Months Ended May 31, 1997 and 1996


                                                                                    1997                 1996
                                                                                    ----                 ----
         REVENUES
         --------
                 Sales of Services                                             $5,605,866              $5,463,468
                 Sales of Equipment, Software and Supplies                        101,714                  48,971
                 Rental Income From Operating Leases                               14,730                  28,205
                 Other Income                                                     105,065                  63,761
                                                                               ----------              ----------
                                                                                5,827,375               5,604,405
                                                                               ----------              ----------
         COSTS AND EXPENSES
         ------------------

                 Operating Expenses                                             3,250,781               3,029,025
                 Selling and Administrative Expenses                            1,378,382               1,392,315
                 Depreciation and Amortization                                    150,741                 116,087
                 Cost of Equipment, Software and Supplies Sold                     73,196                  37,347
                 Interest Expense                                                   6,528                   9,824
                                                                                ---------              ----------
                                                                                4,859,628               4,584,598
                                                                                ---------              ----------
         INCOME BEFORE INCOME TAXES                                               967,747               1,019,807
         LESS:  PROVISION FOR INCOME TAXES                                        361,000                 210,000
                                                                               ----------              ----------
         NET INCOME                                                            $  606,747              $  809,807
                                                                               ==========              ==========
         Average Number of Shares Outstanding                                   4,037,255               4,014,300
                                                                               ----------              ----------
         EARNINGS PER COMMON SHARE                                             $      .15              $      .20
                                                                               ==========              ==========
         DIVIDENDS PER COMMON SHARE                                            $       --              $       --
                                                                               ==========              ==========

The results for the period ended May 31, 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 1997 and 1996.



The accompanying notes are an integral part of these financial statements.

C.       COMPUTER RESEARCH, INC. STATEMENT OF INCOME


            For the Fiscal Third Quarter Ended May 31, 1997 and 1996


                                                                                1997                1996
                                                                                ----                ----
         REVENUES
         --------
                 Sales of Services                                           $1,829,640          $1,784,830
                 Sales of Equipment, Software and Supplies                       76,238              29,375
                 Rental Income From Operating Leases                              4,110               7,565
                 Other Income                                                    36,780              24,613
                                                                             ----------          ----------
                                                                              1,946,768           1,846,383
                                                                             ----------          ----------
         COSTS AND EXPENSES
         ------------------

                 Operating Expenses                                           1,075,026           1,055,769
                 Selling and Administrative Expenses                            421,515             458,262
                 Depreciation and Amortization                                   52,250              46,949
                 Cost of Equipment, Software and Supplies Sold                   55,355              23,391
                 Interest Expense                                                 1,899               3,072
                                                                             ----------          ----------
                                                                              1,606,045           1,587,443
                                                                             ----------          ----------


         INCOME BEFORE INCOME TAXES                                             340,723             258,940
         LESS:  PROVISION FOR INCOME TAXES                                      123,000              60,000
                                                                             ----------          ----------
         NET INCOME                                                          $  217,723          $  198,940
                                                                             ==========          ==========
         Average Number of Shares Outstanding                                 4,037,255           4,014,300
                                                                             ----------          ----------
         EARNINGS PER COMMON SHARE                                           $      .05          $      .05
                                                                             ==========          ==========
         DIVIDENDS PER COMMON SHARE                                          $       --          $       --
                                                                             ==========          ==========


The results for the period ended May 31, 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 1997 and 1996.



The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996

                                                                                     1997                 1996
                                                                                     ----                 ----
 RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:
 Net Income                                                                       $   606,747           $  809,807
                                                                                  -----------           ----------
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
           Depreciation and Amortization                                              150,741              116,087
           Provision for Losses on Doubtful Accounts                                   25,114               15,000
 Change in Assets and Liabilities:
           Accounts Receivable                                                       (109,116)            (143,068)
           Inventories                                                                (20,579)              31,114
           Prepaid Expenses                                                            24,608               29,151
           Other Assets                                                                 -0-                  1,341
           Accounts Payable, Accrued Expenses and Other Current Liabilities          (233,705)             239,120
           Customer Deposits                                                            5,350               57,588
           Accrued Lease Obligation                                                   (10,467)             (15,153)
                                                                                  -----------           ----------
                Total Adjustments                                                    (168,054)             331,180
                                                                                  -----------           ----------
                Net Cash Provided by Operating Activities                             438,693            1,140,987
                                                                                  -----------           ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions to Equipment and Leasehold Improvements                         (111,751)             (89,221)
           Short-Term Investment Maturities                                         1,020,000                -0-
           Additions to Short-Term Investments                                     (1,567,692)               -0-
                                                                                  -----------           ----------
               Net Cash (Used In) Investing                                          (659,443)             (89,221)
                                                                                  -----------           ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of Stock                                                            -0-                 28,620
           Payments on Capital Lease Obligations                                      (54,644)             (44,653)
           Payments on Line of Credit                                                   -0-                (25,000)
                                                                                  -----------           ----------
               Net Cash (Used In) Financing Activities                                (54,644)             (41,033)
                                                                                  -----------           ----------
               Net Increase (Decrease) in Cash                                                           1,010,733
                                                                                     (275,394)
 Cash and Cash Equivalents at August 31, 1996 and 1995                              1,486,924              873,508
                                                                                  -----------           ----------
 Cash and Cash Equivalents at May 31, 1997 and 1996                               $ 1,211,530           $1,884,241
                                                                                  -----------           ----------

 CASH PAID DURING THE PERIOD                                                          5/31/97              5/31/96
                                                                                  -----------           ----------
              Interest                                                            $     6,528           $    9,824
                                                                                  ===========           ==========
              Income Taxes                                                        $   533,979           $   22,500
                                                                                  ===========           ==========

Supplemental Schedule of Noncash Investing and Financing Activities

For the nine months ended May 31, 1996, the Company entered into a capital lease for the purchase of new equipment for $57,692.

The accompanying notes are an integral part of these financial statement.

                            COMPUTER RESEARCH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 31, 1997


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

ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1.       "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

         Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Since these statements involve risks and uncertainties and are subject to change at anytime, the Company's actual results could differ materially from expected results. The Company's forward looking statements are based upon operating budgets and many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors which could directly affect the business. Some factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation, or costs and other effects related to unanticipated legal proceedings.

2.       RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients. The clients served could be subject to mergers and acquisitions or may choose to convert their business from self-clearing to a fully disclosed basis which would eliminate the need for the accounting service provided by the Company. The Company could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

                 REVENUES

                 The total revenues for the first nine months of the current year ended May 31, 1997, were $5,827,375 which is approximately 4% higher than the comparable period for the previous year. The primary reason for the increase is due to additional service revenues generated during the current year.

                 The revenues for the fiscal third quarter of the current year were $1,946,768 or an increase of approximately 5% over the previous year.

                 In March of 1996, the Company and Wachovia Operational Services Corporation, an affiliate of a major service client that accounts for more than 10% of the consolidated revenues of the Company, entered into an agreement to convert the Company's production software (Instant System) from its existing hardware platform to operate on an IBM AS/400 configuration. Upon successful completion of this project, which is scheduled to occur at the end of the current fiscal year, the Company intends to begin licensing the software to third parties for in-house utilization. The licensing of the software to Wachovia Operational Services Corporation will result in a reduction of service fees from the major client in the 1998 fiscal year. However, Management of the Company believes that the conversion of its existing software to the IBM AS/400 configuration should enhance the ability to secure software license revenues. Management also believes that while the revenues for the first half of fiscal year 1998 may be negatively impacted, the ability to generate software license revenues and continued growth in recurring service revenues from existing clients and potential new clients should serve to offset any decrease in revenues for the 1998 fiscal year.

                 COSTS AND EXPENSES

                 The total costs and expenses for the first nine months of the current year increased approximately 6% over the comparable period of the previous year. This is primarily attributable to increased equipment costs, travel and living costs associated with transferring some existing clients to the ongoing Company product line (Instant System) from a processing system that will be terminated during the current year (BID/BOA System) as well as an increase in payroll costs due to staffing requirements in support of modifying the Company's software to accurately process transactions beginning with the year 2000.

                 The total costs and expenses for the fiscal third quarter of the current year increased approximately 1% over the comparable period of the previous year. The primary reasons for these increases are consistent with what is defined for the first six months of the current year.

                 NET INCOME

                 The net income for the first nine months of the current fiscal year was $606,747 or $.15 per share compared to $809,807 or $.20 per share for the comparable period of the previous year. While pretax revenues for the period decreased approximately 5% from the previous year, the net income reduction of approximately 25% is attributable to the fact the Company is now on a fully taxed basis as opposed to the previous year when tax loss carry forward was utilized to reduce income taxes payable.

                 The net income for the fiscal third quarter of the current year was $217,723 or $.05 per share as opposed to $198,940 or $.05 per share for the comparable period of the previous year.

 3.      CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $2.5 million in cash, cash equivalents and short- term investments as of the end of May 1997. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

         During the third quarter, the Company entered into a lease, which will become effective during the fourth quarter of this year, for approximately $160,000 of computer equipment. In addition, the Company plans to enter into a lease for additional computer equipment during the 1998 fiscal year.

                          PART II - OTHER INFORMATION

Not applicable.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                COMPUTER RESEARCH, INC.
                                        ---------------------------------------
                                                     (Registrant)


Date        7/9/97                               /s/ James L. Schultz
    --------------------------          ---------------------------------------
                                        James L. Schultz, President & Treasurer