Form 10KSB
period 1997-08-31
COMPUTER RESEARCH INC
filed 1997-11-26
CIK 201511

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997
                           Commission File No. 0-5954

                             COMPUTER RESEARCH, INC.
               (Exact name of issuer as specified in its charter)

         Pennsylvania                                     25-1201499
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or organization)

        Cherrington Corporate Center, Building 200, Coraopolis, PA 15108
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (412) 262-4430
                                               -------------------

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

     The Issuer's Revenue during the Fiscal Year 1997: $7,767,586
                                                 ----

     The aggregate market value of 2,295,853 voting shares held by non-affiliates of the Issuer, computed by reference to $1.32 (which is the average of the bid and ask prices of the Issuer's Common Stock on October 31, 1997, of $1.22 and $1.41 respectively) is $3,030,526.

     As of October 31, 1997, the Issuer had 4,037,255 shares of Common Stock, without par value, outstanding.

     Documents Incorporated by Reference:

     1. Proxy Statement for the Registrant's next annual meeting of shareholders, which is to be filed not later than December 31, 1997, is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS

     Computer Research, Inc. (Registrant), a Pennsylvania corporation organized in July 1969, is a data processing service company providing accounting services to securities firms, banks and other financial institutions. The principal office and data center for the Registrant, as of December 15, 1997, will be located at Southpointe Plaza I, a suburban office park complex in Canonsburg, Pennsylvania, which is approximately 20 miles south of downtown Pittsburgh, Pennsylvania. The Registrant also maintains a full service data center staffed with systems, programming and client service personnel at One Denver Place, 999 18th Street, Denver, Colorado. A service and sales support office is located in the Wall Street area of New York City.

     The principal data processing service offered by the Registrant is a computerized "Accounting and Recordkeeping System" that is utilized by stock and bond brokerage clients, as well as brokerage subsidiaries and capital markets divisions of banks. A fully integrated subsystem of software modules, when operated on electronic computing equipment, offers a comprehensive on-line automated system for serving financial institutions with brokerage accounting, institutional safekeeping, capital markets and portfolio accounting. The system provides such firms with on-line retrieval, reports and records on a day-to-day basis utilizing data supplied by the client. Presently, this service is being utilized by approximately 55 financial institutions throughout the country.

     During the 1997 fiscal year, the Registrant completed conversion of its service software to be operational on an IBM AS/400 computer configuration. With the software operational on the highly utilized IBM configuration, in addition to continuing to operate its service business, the Registrant is soliciting financial institutions to utilize the software on their own in-house equipment under a licensing agreement. The Registrant is also engaged, on a limited basis, in selling communications equipment, micro- and minicomputer equipment and software to the clients of the data processing accounting service.

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

     In February of 1995, the Registrant entered into a joint project with Wachovia Operational Services Corporation to convert the Registrant's entire software product line to operate on IBM computer equipment in place of Honeywell Bull equipment. Note J of the Registrant's Financial Statements contains information regarding this joint project. The project, which required no major cash outlay by the Registrant, was completed during the 1997 fiscal year. Currently, approximately 25% of the Registrant's clients are being serviced on the IBM configuration and the remaining clients are scheduled to be converted to the IBM system during the first half of the 1998 fiscal year. In consideration for providing funds for the joint project with the Registrant, Wachovia Operational Services Corporation has secured a perpetual software license agreement for the internal servicing of its affiliate, Wachovia Investments, Incorporated, a client of the Registrant. The Registrant has retained sole ownership of the converted software and will continue to offer its services on a service bureau basis. In addition, the Registrant intends to license the software to firms desiring to utilize the system on an in-house basis.

     As part of the joint software conversion project, the Registrant's software has been modified and currently is year 2000 compatible.

     The Registrant has entered into an agreement to purchase computer processing time from Wachovia Operational Services Corporation for some of its processing needs. In addition, the Registrant has AS/400 computer processing capacity at its suburban Pittsburgh facility and intends to install an additional AS/400 configuration in its Denver facility during the 1998 fiscal year.

     Beginning in the second quarter of the Registrant's 1998 fiscal year, Wachovia Operational Services Corporation will utilize its Software License Agreement to offer processing services to Wachovia Investments, Incorporated. As a result, Wachovia Investments, Incorporated will no longer utilize the Registrant's data processing services. During the 1997 fiscal year, Wachovia Investments, Incorporated accounted for approximately 20% of the Registrant's data processing service revenues. The Registrant anticipates that maintenance and certain other services provided to Wachovia Investments, Incorporated will increase, but cannot presently estimate the revenues that will result from such services. In addition, the Registrant is currently in discussion with several prospective new clients and believes it can replace a substantial portion, if not all, of the lost revenues during the 1999 fiscal year. However, because of the relatively high fixed cost element of the Registrant's operations, to the extent that such revenues are not replaced, which is not presently anticipated by management, the percentage decrease in net income will significantly exceed the percentage decrease in lost revenues. In addition, by converting to the IBM AS/400, the Registrant will eliminate approximately $420,000 of annual maintenance and lease expenses associated with the outgoing Honeywell Bull computer equipment.

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

     The Registrant presently employs approximately 50 non-unionized employees. In general, Registrant's relations with its employees have been satisfactory.

ITEM 2. PROPERTIES

     Registrant's principal facilities, all of which are leased, are as follows:


                                                               APPROX. SQ.             LEASE EXPIRATION
                                                                 FT. OF                 DATE (INCLUDING
 LOCATION                  TYPE OF FACILITY                   FLOOR SPACE               RENEWAL OPTIONS)
 --------                  ----------------                   -----------               ----------------
Coraopolis, PA             Executive Offices                      25,024                    12/31/97
                           and Pittsburgh Data
                           Center As Well As
                           8,333 Sq. Ft. Which
                           are Subleased to a
                           Tenant

Canonsburg, PA             Executive Offices                      16,010                    10/31/02
                           and a Suburban
                           Pittsburgh Data Center

Denver, CO                 Offices & Operations                    8,566                    12/31/01
                           of the Denver Data
                           Center

New York, NY               Branch Office                             850                     8/31/98

     The Registrant's aggregate rental expense for the above properties for the year ended August 31, 1997, was approximately $481,000. The rental expense to be incurred by the Registrant for rentals during the fiscal year ending August 31, 1998, is anticipated to be approximately $494,000. With the conversion of the software to operate on the compact IBM AS/400 configuration, the Registrant did not require the large environmentally controlled data center utilized by the Honeywell Bull equipment at its Pittsburgh location. Rather than redesign its configuration to eliminate the data center, the Registrant chose to relocate its Pittsburgh facility to Southpointe Plaza I in Canonsburg,

Pennsylvania. The lease on the office space and data center located in Coraopolis, Pennsylvania, will be terminated as of December 31, 1997.

     The Registrant owns and operates two Honeywell Bull DPS7000 computer mainframe systems located at its Denver data center which are planned to be eliminated during the second half of the 1998 fiscal year. These computer systems were fully depreciated in previous years. It is leasing an additional DPS7000 computer system, which will be eliminated upon termination of the lease at the end of January 1998. The Registrant has an IBM AS/400 located at its Pittsburgh data center on a lease that expires in April of 2001.

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

     As of October 31, 1997, there were approximately 940 shareholders.

     The following tables set forth the range of high and low closing bid prices of the Company's Common Stock for the periods indicated and were derived from sources the Company deems reliable. All prices represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               Bid Prices
                                          --------------------
Ended August 31, 1997                     High             Low
                                          ----             ---
   First quarter                          1 5/8            1 1/8
   Second quarter                         2 1/8            1 7/16
   Third quarter                          1 3/4            1
   Fourth quarter                         1 5/8            1 3/16

                                                Bid Prices
                                          --------------------
Ended August 31, 1996                     High             Low
                                          -----            ---
   First quarter                          3/16             7/16
   Second quarter                         2 1/8            5/8
   Third quarter                          3 1/8            1 5/8
   Fourth quarter                         1 7/8            1 1/4


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


I.   "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM
     ACT OF 1995

     Statements regarding the Registrant's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Since these statements involve risks and uncertainties and are subject to change at anytime, the Registrant's actual results could differ materially from expected results. The Registrant's forward looking statements are based upon operating budgets and many detailed assumptions. While the Registrant believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors which could directly affect the business. Some factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation, or costs and other effects related to unanticipated legal proceedings.

II.  RESULTS OF OPERATIONS

     The Registrant's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. The Registrant's revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions processed for its clients. The clients serviced are subject to mergers and acquisitions and may choose to convert their business from self-clearing to a fully disclosed basis for which Registrant services would not be required. The Registrant could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the coming year or any specific period. The Registrant is also planning to pursue the direct licensing of its software to clients in fiscal year 1998 as described elsewhere herein.

     REVENUES:

     The total revenues for the year ended August 31, 1997, were $7,767,586 which is an approximate 5% increase over the 1996 fiscal year. Additional service revenues were the primary reason for this increase.

     The total revenues for the 1996 fiscal year increased by approximately 20% over the previous year. This was primarily attributed to an increased number of transactions processed for the clients of the data processing services offered by the Registrant.

     In March of 1996, the Registrant and Wachovia Operational Services Corporation, an affiliate of a major client that accounts for more than 20% of the service revenues of the Registrant, entered into a joint agreement to provide funds to convert the Registrant's production software from its existing hardware platform to operate on an IBM AS/400 configuration. The converted software became operational on the IBM equipment at the end of the 1997 fiscal year. In consideration for its participation in the conversion project, Wachovia Operational Services Corporation obtained a perpetual operating license which will utilize on an "in-house" basis beginning in fiscal year 1998 which will result in the loss of the revenues from the major client. The project required no major cash outlay by the Registrant. Management of the Registrant believes that the conversion of the existing software to the IBM AS/400 configuration should enhance the ability to secure additional software license revenues. Management also believes that while the revenues for the 1998 year will be adversely affected by the loss of the major client, the ability to generate software license revenues and continued growth in recurring revenues from existing clients and potential new clients should serve to offset the revenue decrease during the 1999 fiscal year. However, because of the relatively high fixed cost element of the Registrant's operations, to the extent that such revenues are not replaced, which is not presently anticipated by management, the percentage decrease in net income will significantly exceed the percentage decrease in lost revenues.

     COSTS AND EXPENSES:

     The total costs and expenses for the year ended August 31, 1997, increased approximately 5% over the previous year. This is primarily attributable to increased equipment costs, travel and living costs associated with transferring some existing clients to the ongoing Registrant product line (Instant System) from a processing system (BID/BOA System) which will be terminated in the first quarter of the 1998 fiscal year as well as an increase in payroll costs due to staffing requirements in support of modifying the Registrant's software to accurately process transactions beginning with the year 2000.

     The total costs and expenses for the 1996 fiscal year increased approximately 6% over the previous year.

     NET INCOME:

     The net income for the year ended August 31, 1997, was $916,670 or $.23 per share as compared to $1,028,477 or $.26 per share for the previous year. While pre-tax income for the current year was approximately $80,000 above the previous year, net income for fiscal year 1997 decreased due to the fact that the Registrant has utilized all of its federal net operating losses in fiscal 1996.

III. LIQUIDITY AND CAPITAL RESOURCES

     The Registrant had approximately $2.7 million in cash, cash equivalents and short-term investments at the end of the 1997 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Registrant in the near term.

     During the third quarter of the 1997 fiscal year, the Registrant entered into a lease for approximately $160,000 of computer equipment which will expire in April of 2001. In addition, the Registrant plans to enter into a lease for additional computer equipment during the second half of the 1998 fiscal year.

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

          (1) & (2) A list of Financial Statements and Schedules are set forth in the Index to the Financial Statements attached hereto on Page 11.

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

Dated: November 24, 1997


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

                                       Date: November 24, 1997


                                       By:   /s/ David J. Vagnoni
                                             ---------------------------------
                                             David J. Vagnoni, Director
                                             Executive Vice President

                                       Date: November 24, 1997


                                       By:   /s/ Kenneth C. Ebbitt
                                             ---------------------------------
                                             Kenneth C. Ebbitt, Director

                                       Date: November 24, 1997


                                       By:   /s/ David K. Klotz
                                             ---------------------------------
                                             David K. Klotz, Director

                                       Date: November 24, 1997

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

               COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                  (Item 13(a))


Report of Independent Public Accountants -- Pages 12 and 13


Balance Sheets -- Pages 14 and 15
     August 31, 1997 and 1996


Statements of Earnings -- Page 16
     Years Ended August 31, 1997 and 1996


Statements of Changes in Stockholders' Equity -- Page 17
     Years Ended August 31, 1997 and 1996


Statements of Cash Flows -- Page 18
     Years Ended August 31, 1997 and 1996


Notes to Financial Statements -- Pages 19 to 27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
COMPUTER RESEARCH, INC.:

We have audited the accompanying balance sheet of Computer Research, Inc. as of August 31, 1997, and the related statements of earnings, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Computer Research, Inc. as of August 31, 1996, were audited by other auditors whose report dated October 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                     ARTHUR ANDERSEN LLP




Pittsburgh, Pennsylvania
October 22, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




BOARD OF DIRECTORS
COMPUTER RESEARCH, INC.



We have audited the accompanying balance sheet of Computer Research, Inc. as of August 31, 1996, and the related statements of earnings, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                        GRANT THORNTON LLP




Cleveland, Ohio
October 16, 1996

                             COMPUTER RESEARCH, INC.

                                 BALANCE SHEETS

                                   August 31,

                  ASSETS:
                                                          1997          1996
                                                          ----          ----
CURRENT ASSETS
   Cash and cash equivalents                           $  336,259   $1,486,924
   Short-term investments (note A)                      2,378,249      741,146
   Accounts receivable - trade (net of allowance for
      doubtful accounts of $30,000 in each year)          856,223      831,421
   Inventories (notes A and B)                             40,770       41,958
   Prepaid expenses                                        66,713       64,411
                                                       ----------   ----------

               Total current assets                     3,678,214    3,165,860
                                                       ----------   ----------


PROPERTY AND EQUIPMENT - AT COST
      (NOTES A, D AND F)
      Data processing equipment                         4,439,883    4,355,558
      Data processing equipment under capital leases      319,163      143,615
      Leasehold improvements                              271,610      271,610
      Office equipment                                    577,004      541,611
                                                       ----------   ----------
                                                        5,607,660    5,312,394
      Less accumulated depreciation and amortization    5,182,993    5,019,740
                                                       ----------   ----------
                                                          424,667      292,654
                                                       ----------   ----------
                                                       $4,102,881   $3,458,514
                                                       ==========   ==========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.

                                   August 31,


                  LIABILITIES AND STOCKHOLDERS' EQUITY:
                                                                               1997           1996
                                                                               ----           ----
CURRENT LIABILITIES
   Current portion of long-term obligations (note D)                       $   12,017      $   64,731
   Accounts payable                                                            84,216         128,232
   Customer deposits                                                           96,800          88,450
   Accrued liabilities
      Compensation and payroll taxes                                          237,068         232,112
      Vacation                                                                328,613         301,614
      Rent                                                                      4,888          63,642
      Lease obligations                                                        37,765          13,952
   Income taxes                                                                    --         272,000
   Other                                                                          115           5,911
                                                                           ----------      ----------

               Total current liabilities                                      801,482       1,170,644

LONG-TERM OBLIGATIONS (NOTE D)                                                108,882          12,019

ACCRUED LEASE OBLIGATIONS                                                       3,949           3,953
                                                                           ----------      ----------

                Total liabilities                                             914,313       1,186,616
                                                                           ----------      ----------

COMMITMENTS  (NOTE E)                                                              --              --

STOCKHOLDERS' EQUITY (NOTE G)
   Common stock - no par value; $.0008 stated value;
   10,000,000 shares authorized; 4,037,255 shares
   issued and outstanding in 1997 and 1996                                      3,230           3,230
   Additional paid-in capital                                                 744,342         744,342
   Retained earnings                                                        2,440,996       1,524,326
                                                                           ----------      ----------
                                                                            3,188,568       2,271,898
                                                                           ----------      ----------
                 Total stockholders' equity                                $4,102,881      $3,458,514
                                                                           ==========      ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             COMPUTER RESEARCH, INC.

                             STATEMENTS OF EARNINGS

                         For the years ended August 31,

                                                               1997                1996
                                                               ----                ----
REVENUES (note J)
   Sales of services                                        $7,500,753         $7,150,358
   Sales of equipment and supplies                             103,729             95,719
   Operating lease income (note F)                              17,100             31,275
   Other income                                                146,004            108,006
                                                            ----------         ----------

                                                             7,767,586          7,385,358
                                                            ----------         ----------

COSTS AND EXPENSES
   Cost of services                                          4,334,998          4,050,323
   Cost of equipment and supplies sold                          75,211             75,144
   Selling and administrative expenses                       1,806,234          1,813,744
   Depreciation and amortization                               164,024            140,130
   Interest expense                                             12,449             12,540
                                                            ----------         ----------

                                                             6,392,916          6,091,881
                                                            ----------         ----------

          Earnings before income taxes                       1,374,670          1,293,477


PROVISION FOR INCOME TAXES                                     458,000            265,000
 (NOTES A AND H)                                            ----------         ----------

NET EARNINGS                                                $  916,670         $1,028,477
                                                            ==========         ==========

Earnings per common share                                   $     0.23         $     0.26
                                                            ==========         ==========

The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the years ended August 31, 1997 and 1996


                                            Additional
                               Common         Paid-In       Retained
                                Stock         Capital       Earnings       Total
                                -----         -------       --------       -----
Balance at August 31, 1995   $     3,110    $   715,842    $   495,849   $ 1,214,801

  Net earnings                        --             --      1,028,477     1,028,477

  Stock options exercised            121         29,139             --        29,260

  Common stock redeemed               (1)          (639)            --          (640)
                             -----------    -----------    -----------   -----------

Balance at August 31, 1996         3,230        744,342      1,524,326     2,271,898

  Net earnings                        --             --        916,670       916,670
                             -----------    -----------    -----------   -----------


Balance at August 31, 1997   $     3,230    $   744,342    $ 2,440,996   $ 3,188,568
                             ===========    ===========    ===========   ===========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                          For the year ended August 31,

                                                                1997            1996
                                                                ----            ----
Net earnings                                                 $   916,670    $ 1,028,477
                                                             -----------    -----------
Adjustments to reconcile net earnings to net cash
   provided by operating activities
      Depreciation and amortization                              164,024        140,130
      Loss on sale of fixed assets                                  (500)            --
      Change in assets and liabilities
         Accounts receivable                                     (24,802)       (55,322)
         Refundable income taxes                                  (9,829)            --
         Inventories                                               1,188         38,560
         Prepaid expenses                                          7,526         11,500
         Other assets                                                 --          1,341
         Accounts payable, accrued liabilities and other
             current liabilities                                (362,565)       102,105
         Customer deposits                                         8,350         18,100
         Accrued lease obligations                                    --        (20,208)
         Income taxes                                                 --        244,500
                                                             -----------    -----------
                                                                (216,608)       480,706
                                                             -----------    -----------

                 Net cash provided by operating activities       700,062      1,509,183
                                                             -----------    -----------

Cash flows from investing activities
   Proceeds from the sale of fixed assets                            500             --
   Purchases of short-term investments                        (1,637,103)      (741,146)
   Additions to property and equipment                          (120,490)       (95,562)
                                                             -----------    -----------

                 Net cash used in investing activities        (1,757,093)      (836,708)
                                                             -----------    -----------

Cash flows from financing activities
   Issuance of common stock                                           --         29,260
   Common stock redeemed                                              --           (640)
   Payments on long-term obligations                             (93,634)       (62,679)
   Net payments on line of credit                                     --        (25,000)
                                                             -----------    -----------

                 Net cash used in financing activities           (93,634)       (59,059)
                                                             -----------    -----------

                 NET (DECREASE) INCREASE IN CASH              (1,150,665)       613,416

Cash and cash equivalents at beginning of year                 1,486,924        873,508
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $   336,259    $ 1,486,924
                                                             ===========    ===========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            August 31, 1997 and 1996

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

     SHORT-TERM INVESTMENTS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company has classified all of its short-term investments which consist of various debt securities as "available for sale" at August 31, 1997. The estimated market value of such investments held at August 31, 1997, approximated the carrying value. All investments in debt securities held by the Company at August 31, 1997, have an original maturity date of twelve months or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over the following estimated useful lives:

Data processing equipment  . .  . . . . . . . . . . . . . . . . . .      5 years
Data processing equipment under capital leases  . . . . . . . . . .   Lease term
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . .   Lease term
Office equipment. . . . . . . . . . . . . . . . . . . . . . . . . .      5 years


     Accelerated depreciation methods are used for tax purposes. Maintenance and repairs are charged to operations as incurred.

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996


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

    EARNINGS PER SHARE

    Earnings per common share is computed based upon the number of weighted average common shares outstanding during each of the years and common share equivalents arising from the assumed exercise of stock options outstanding at the end of each year. Weighted average common shares and common share equivalents outstanding for the years ended August 31, 1997 and 1996 were 4,037,255 and 3,970,208, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. These amounts represent management's best estimates of fair value. In

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

    RECLASSIFICATION

    Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 financial statements presentation.

    CASH EQUIVALENTS

    For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments having maturities of three months or less, money market and other interest-bearing deposit accounts to be cash equivalents when purchased.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    The Company entered into capital lease obligations for the purchase of new equipment totaling $161,714 and $57,692 during the years ended 1996 and 1995, respectively. The Company paid the following amounts for interest and income taxes during each year.

                                      1997            1996
                                      ----            ----
Interest                            $ 12,450        $12,540
Income taxes                        $720,570        $22,500

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" (SFAS 128) and Statement 129, "Disclosure of Information about

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     Capital Structures". In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" (SFAS 130) and Statement 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). These statements are effective for periods ending after December 15, 1997. The Company currently believes that the effect of adopting SFAS 128 will not have a material impact on its earnings per share and the effect of adopting SFAS 129, SFAS 130 and SFAS 131, will not have a significant impact on its disclosures.

NOTE B - INVENTORIES

    Inventories at August 31, 1997 and 1996 consist of:


                                              1997              1996
                                              ----              ----
Equipment held for resale                    $29,043          $16,466
Work in-process                                   --            9,070
Computer supplies                             11,727           16,422
                                             -------          -------
                                             $40,770          $41,958
                                             =======          =======

    Work in-process consists of unbilled revenues for services performed. Computer supplies are primarily computer paper and ribbons which are sold to customers.

NOTE C - NOTE PAYABLE TO BANK

    Note payable to bank represents borrowings from a line of credit of up to the lesser of $750,000 or a specified percentage of eligible accounts receivable and inventory as defined in the note agreement. The line of credit, which expires January 29, 1998, bears interest at the prime interest rate plus 1 percent (or 9.5% at August 31, 1997). The line of credit is primarily collateralized by accounts receivable, equipment and inventory. Restrictive covenants in the note agreement, among other things, require the Company to maintain certain financial ratios. The Company borrowed and subsequently repaid $210,000 from the line of credit during 1997. No borrowings under the line of credit were outstanding at August 31, 1997 and 1996.

NOTE D - LONG-TERM OBLIGATIONS

    Long-term obligations at August 31, 1997 and 1996 consist of obligations under capital leases for various data processing equipment. The leases, which expire on various dates through 2001, provide for monthly rental payments ranging from $1,055 to $3,805. Equipment under the capital leases had a cost of $161,718 and $143,615 and

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996

NOTE D - LONG-TERM OBLIGATIONS (CONTINUED)

    accumulated amortization of $13,477 and $66,455 as of August 31, 1997 and 1996, respectively.

    Commitments for future minimum payments under these obligations are as follows:

               1998                                  $ 45,660
               1999                                    45,660
               2000                                    45,660
               2001                                    26,635
                                                     --------
Net minimum lease payments                            163,615
   Less amount representing interest                   16,968
                                                     --------
Present value of minimum lease payments               146,647
   Less current portion                                37,765
                                                     --------
                                                     $108,882
                                                     ========

NOTE E - LEASE COMMITMENTS

    The Company has several operating lease agreements for automobiles, equipment, and office space. Certain of the leases contain escalation clauses and require the Company to pay for taxes, utilities and other operating expenses of the lessor. The Company entered into a noncancellable sublease agreement for certain office space in fiscal 1995.

    Rental expense charged to operations was $682,485 and $603,579 for the years ended August 31, 1997 and 1996, respectively. As of August 31, 1997, the Company is obligated to pay, and entitled to receive, the following minimum annual rentals on operating leases.

                                             SUBLEASE
     YEAR ENDING                              RENTAL
      AUGUST 31,            AMOUNT            INCOME               NET
        1998              $  541,322        $   36,832        $  504,490
        1999                 448,386                --           448,386
        2000                 465,266                --           465,266
        2001                 465,266                --           465,266
     Thereafter              398,574                --           398,574
                          ----------        ----------        ----------
                          $2,318,814        $   36,832        $2,281,982
                          ==========        ==========        ==========

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996


NOTE F - EQUIPMENT UNDER OPERATING LEASES TO CUSTOMERS

    The Company leases minicomputers and data processing equipment, as lessor, under operating leases that have one-year or two-year initial lease terms. Customers may terminate these leases during the initial term only by purchasing or leasing equipment of equal or greater value from the Company. Property leased and property held for lease had a cost of $1,555,957 at August 31, 1997 and 1996. These properties were substantially depreciated in each year.

NOTE G - STOCK OPTIONS

    The Company had reserved 250,000 shares of common stock under a stock option plan for key employees. Options under the plan could be granted at prices not less than 100% of the fair market value on the date granted. Stock options, which were exercisable at option prices ranging from $.19 to $.21 per share, expired on February 22, 1996.

    Stock option activity for the years ended August 31, 1997 and 1996 was as follows:

                                                          1997            1996
                                                          ----            ----
Outstanding, beginning of year                                --         161,000
Less exercised at $.19 - $.21 per share                       --         150,000
Less expired                                                  --          11,000
                                                          ------         -------
Outstanding, end of year                                      --              --
                                                          ======         =======

    In fiscal year 1996, the Board of Directors approved a resolution to reserve 400,000 shares of common stock for issuance to key employees, directors and other advisors of the Company under a new stock incentive plan. As of August 31, 1997, the new plan had not yet been finalized and no options had been granted.

    The Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123), in October 1995. This statement established a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS 123 became effective for the year ended August 31, 1997. As the Company has no options outstanding at

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996

NOTE G - STOCK OPTIONS (CONTINUED)

    August 31,1997, this statement has no impact on the Company.

NOTE H - INCOME TAXES

    The Company has recorded reduced provisions for income taxes for years prior to August 31, 1997, due to the utilization of federal and state net operating loss carryforwards. Reconciliations of the expected federal statutory rates and effective tax rates are summarized as follows:

                                                                1997        1996
                                                                ----        ----
Expected statutory rate                                         34.0%       34.0%
Permanent nondeductible expenditures                             3.7         1.3
State income taxes - net of federal benefit                       --         2.3
Utilization of net operating loss carryforwards                   --       (17.2)
Change in valuation allowance                                   (3.2)         --
Other                                                           (1.2)         .1
                                                                ----        ----
                                                                33.3%       20.5%
                                                                ====        ====

    At August 31, 1997, the Company has state net operating loss carryforwards of approximately $468,000, of which approximately $309,000 expires in fiscal year 1998 and the remainder expires in fiscal year 2001. The utilization of the state net operating loss carryforwards could be subject to limitations in the future. All federal net operating loss carryforwards have been utilized as of August 31, 1996.

    Deferred tax assets and liabilities at August 31, 1997 and 1996 consist of the following:

                                                        1997             1996
                                                        ----             ----
Temporary differences related to:
  Accrued expenses and allowances                    $ 145,000        $ 143,000
  Depreciation                                          (3,000)          (3,000)
Net operating loss carryforwards                        37,000           83,000
Valuation allowance                                   (179,000)        (223,000)
                                                     ---------        ---------
      NET DEFERRED TAXES                             $      --        $      --
                                                     =========        =========

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996

NOTE H - INCOME TAXES (CONTINUED)

    The Company has established a valuation allowance at August 31, 1997 and 1996 as the result of the uncertainty as to the ultimate recoverability of the deferred tax assets which are dependent on future taxable income. The valuation allowance decreased $44,000 and $239,000 for the years ended August 31, 1997 and 1996, respectively.

NOTE I - EMPLOYEE BENEFIT PLAN

    The Company has a qualified profit-sharing plan, which includes a salary reduction, deferred compensation feature under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in this plan. Employer contributions to the plan are determined annually by the Board of Directors. Employer contribution expense for the years ended August 31, 1997 and 1996 was $224,940 and $210,828, respectively.

NOTE J - MAJOR CUSTOMERS

    The continuing operations of the Company primarily consist of providing services and products to banks and security brokerage/dealer sectors. Sales to one customer amounted to 24.4% and 19.9% of total revenues during the fiscal years ended August 31, 1997 and 1996, respectively.

    In February of 1995, the Company entered into a joint project with Wachovia Operational Services Corporation to convert the Company's entire software product line to operate on IBM computer equipment in place of Honeywell Bull equipment. The project, which required no major cash outlay by the Company, was completed during the 1997 fiscal year. Currently, approximately 25% of the Company's clients are being serviced on the IBM configuration and the remaining clients are scheduled to be converted to the IBM system during the first half of the 1998 fiscal year. In consideration for providing funds for the joint project with the Company, Wachovia Operational Services Corporation has secured a perpetual software license agreement for the internal servicing of its affiliate, Wachovia Investments, Incorporated, a client of the Company. The Company has retained sole ownership of the converted software and will continue to offer its services on a service bureau basis.

    Beginning in the second quarter of the Company's 1998 fiscal year, Wachovia Operational Services Corporation will utilize its Software License Agreement to offer processing services to Wachovia Investments, Incorporated. As a result, Wachovia

                             COMPUTER RESEARCH, INC.

                            August 31, 1997 and 1996

NOTE J - MAJOR CUSTOMERS (CONTINUED)

    Investments, Incorporated will no longer utilize the Company's data processing services. During the 1997 fiscal year, Wachovia Investments, Incorporated accounted for approximately 20% of the Company's data processing service revenues. The Company anticipates that maintenance and certain other services provided to Wachovia Investments, Incorporated will increase, but cannot presently estimate the revenues that will result from such services. In addition, the Company is currently in discussion with several prospective new clients and believes it can replace a substantial portion, if not all, of the lost revenues during the 1999 fiscal year. However, because of the relatively high fixed cost element of the Company's operations, to the extent that such revenues are not replaced, which is not presently anticipated by management, the percentage decrease in net income will significantly exceed the percentage decrease in lost revenues. In addition, by converting to the IBM AS/400, the Company will eliminate approximately $420,000 of annual maintenance and lease expenses associated with the outgoing Honeywell Bull computer equipment.