Form 10QSB
period 1997-11-30
COMPUTER RESEARCH INC
filed 1998-01-09
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended November 30, 1997

[   ]        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
             EXCHANGE ACT

                       For the transition period from          to
                                                     ----------  ---------
                       Commission File No.             0-5954
                                          --------------------------------

                             COMPUTER RESEARCH, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                   25-1201499
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     Identification No.

 Southpointe Plaza I, Suite 300, 400 Southpointe Boulevard, Canonsburg, PA 15317
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 745-0600
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Cherrington Corporate Center, Building 200, Coraopolis, PA 15108 (Effective
                                   12/15/97)
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

        4,037,255 (As of November 30, 1997)
---------------------------------------------------

                         PART I - FINANCIAL STATEMENTS


ITEM I


A.   COMPUTER RESEARCH, INC. BALANCE SHEET


          NOVEMBER 30, 1997 (UNAUDITED) AND AUGUST 31, 1997 (AUDITED)


                                     ASSETS

                                                                 NOVEMBER 30,      AUGUST 31,
                                                                    1997             1997
                                                                 ------------      ----------
CURRENT ASSETS
     Cash and Cash Equivalents                                    $  874,658      $   336,259
     Short-Term Investments                                        2,145,055        2,378,249
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $30,000 at 11/30/97 and 8/31/97)                       910,634          856,223
     Inventories
          (first-in, first-out) or market                             51,626           40,770
     Prepaid Expenses                                                 83,835           66,713
                                                                  ----------       ----------

          Total Current Assets                                     4,065,808        3,678,214
                                                                  ----------       ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                     4,446,273        4,439,883
     Data Processing Equipment Under Capital Leases                  319,163          319,163
     Leasehold Improvements                                          378,375          271,610
     Office Equipment                                                581,971          577,004
                                                                  ----------       ----------
                                                                   5,725,782        5,607,660
     Less Accumulated Depreciation and Amortization                5,221,525        5,182,993
                                                                  ----------       ----------

                                                                     504,257          424,667
                                                                  ----------       ----------

OTHER ASSETS                                                          19,244           -0-
                                                                  ----------       ----------
                                                                  $4,589,309       $4,102,881
                                                                  ==========       ==========

The accompanying notes are an integral part of these financial statements.

           NOVEMBER 30, 1997 (UNAUDITED) AND AUGUST 31, 1997 (AUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       NOVEMBER 30,     AUGUST 31,
                                                          1997             1997
                                                       ------------     ---------
LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations          $    43,150      $  12,017
     Accounts Payable                                      111,502         84,216
     Accrued Payroll                                       346,406        237,068
     Accrued Income Taxes                                  124,000          -0-
     Accrued Vacation                                      335,364        328,613
     Customer Deposits                                     119,211         96,800
     Accrued Rent                                            1,222          4,888
     Accrued Lease Obligation                                  988         37,765
     Other Liabilities                                      -0-               115
                                                       -----------      ---------

                  Total Current Liabilities              1,081,843        801,482

LONG-TERM OBLIGATIONS                                       99,077        108,882
ACCRUED LEASE OBLIGATION                                    -0-             3,949
                                                       -----------      ---------

                  Total Liabilities                      1,180,920        914,313
                                                       -----------      ---------

COMMITMENTS                                                -0-             -0-
                                                       -----------      ---------
STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
       10,000,000 Shares Authorized; 4,037,255 Shares
       Issued and Outstanding Each Year                      3,230          3,230
     Additional Paid-In Capital                            744,342        744,342
     Retained Earnings                                   2,660,817      2,440,996
                                                       -----------     ----------
                   Total Stockholders' Equity            3,408,389      3,188,568
                                                       -----------     ----------
                                                       $ 4,589,309     $4,102,881
                                                       ===========     ==========

The accompanying notes are an integral part of these financial statements.

       B. COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                          NOVEMBER 30, 1997 (UNAUDITED)



     DEBT                                                               AMOUNT
     ----                                                             ---------

         Short-Term Loans, Notes                                      $   -0-
         Long-Term Debt (Including $43,150 due within one year)         142,227
                                                                      ---------
                                    Total Debt                        $ 142,227
                                                                      =========


STOCKHOLDERS' EQUITY

                                                      SHARES ISSUED      AMOUNT
                                                      -------------    ---------
     Preferred Stock                                       -0-          $  -0-
     Common Stock                                       4,037,255          3,230
     Capital in Excess of Par Value                                      744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                   2,440,996
         Net Income for Period                                           219,821
                                                                       ---------
                                                                       2,660,817
                                                                       ---------

     Total Stockholders' Equity                                       $3,408,389
                                                                      ==========


     The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                                 1997                  1996
                                                                 ----                  ----

     REVENUES

         Sales of Services                                    $1,867,359            $1,741,452
         Sales of Equipment, Software and Supplies                -0-                   25,181
         Rental Income From Operating Leases                          90                 5,310
         Other Income                                             41,315                34,204
                                                              ----------            ----------
                                                               1,908,764             1,806,147
                                                              ----------            ----------

     COSTS AND EXPENSES

         Operating Expenses                                    1,029,277             1,047,380
         Selling and Administrative Expenses                     495,281               450,772
         Depreciation and Amortization                            38,532                47,909
         Cost of Equipment, Software and Supplies Sold             -0-                  17,643
         Interest Expense                                          3,853                 2,451
                                                              ----------            ----------
                                                               1,566,943             1,566,155
                                                              ----------            ----------


     INCOME BEFORE INCOME TAXES                                  341,821               239,992
     LESS:  PROVISION FOR INCOME TAXES                           122,000                92,000
                                                              ----------            ----------

     NET INCOME                                               $  219,821            $  147,992
                                                              ==========            ==========


     Average Number of Shares Outstanding                      4,037,255             4,037,255
                                                              ----------            ----------
     EARNINGS PER COMMON SHARE                                $      .05            $      .04
                                                              ==========            ==========

     DIVIDENDS PER COMMON SHARE                               $       --            $       --
                                                              ==========            ==========


The results for the period ended November 30, 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended November 30, 1997 and 1996.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                                                                  1997                 1996
                                                                                                  ----                 ----

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Income                                                                                   $    219,821         $   147,992
                                                                                             ------------         -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                            38,532              47,909
Change in Assets and Liabilities:
          Accounts Receivable                                                                     (54,411)            (90,851)
          Inventories                                                                             (10,856)             (5,619)
          Prepaid Expenses                                                                        (17,122)             (1,530)
          Accounts Payable, Accrued Expenses and Other Current Liabilities                        263,594            (151,358)
          Customer Deposits                                                                        22,411              27,104
          Accrued Lease Obligation                                                                 (2,959)             (3,489)
                                                                                             ------------         -----------

               Total Adjustments                                                                  239,189            (177,834)
                                                                                             ------------         -----------
               Net Cash Provided by (Used In) Operating Activities                                459,010             (29,842)
                                                                                             ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                                      (118,122)            (27,512)
          Short-Term Investment Maturities                                                        256,000             361,000
          Additions to Other Assets                                                               (19,244)                -0-
          Additions to Short-Term Investments                                                     (22,806)           (619,854)
                                                                                             ------------         -----------

              Net Cash Provided by (Used In) Investing                                             95,828            (286,366)
                                                                                             ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Capital Lease Obligations                                                  (16,439)             (18,292)
                                                                                             -----------          -----------

              Net Cash (Used In) Financing Activities                                            (16,439)             (18,292)
                                                                                             -----------          -----------

              Net Increase (Decrease) in Cash                                                    538,399             (334,500)
Cash and Cash Equivalents at August 31, 1997 and 1996                                            336,259            1,486,924
                                                                                             -----------          -----------
Cash and Cash Equivalents at November 30, 1997 and 1996                                      $   874,658          $ 1,152,424
                                                                                             ===========          ===========

CASH PAID DURING THE PERIOD                                                                    11/30/97             11/30/96
                                                                                             -----------          -----------
             Interest                                                                        $     3,853          $     2,451
                                                                                             ===========          ===========
             Income Taxes                                                                    $   -0-              $   256,950
                                                                                             ===========          ===========

Supplemental Schedule of Noncash Investing and Financing Activities

There were no noncash investing and financing activities for the three months ended November 30, 1997 and 1996.

The accompanying notes are an integral part of these financial statement.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED NOVEMBER 30, 1997


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

     The accompanying financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS

     In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1.       RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients. The clients serviced could be involved in mergers and acquisitions or may choose to convert their business from self-clearing to a fully disclosed basis which would eliminate the need for the accounting services provided by the Company. The Company could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

                  REVENUES

                  The total revenues for the first three months of the 1998 fiscal year were $1,908,764 or an increase of approximately 6% over the comparable period of the previous year. This increase is primarily attributable to an approximate 6% increase in the number of transactions processed for the clients of the services offered by the Company.

                  The total revenues for the first three months of the 1997 fiscal year increased approximately 1% over the comparable period of the previous year.

                  In March of 1996, the Company and Wachovia Operational Services Corporation (WOSC) entered into an agreement to convert the Company's production software to operate on an IBM AS/400 configuration. WOSC is an affiliate of Wachovia Investments, Inc. (WII), a major service client of the Company that accounted for approximately 20% of the service revenues in fiscal year 1997. In consideration for providing funds for the joint conversion project, WOSC has secured a perpetual software license agreement from the Company for servicing its affiliate, WII. The Company has retained sole ownership of the converted software and will continue to offer its services to its clients on a service bureau basis from the IBM AS/400 platform. In addition, the Company intends to license the software to firms desiring to utilize the system on an in-house basis on the IBM AS/400.

                  At the start of the second quarter of the Company's 1998 fiscal year, WOSC began utilizing its software license agreement to offer processing services to WII. As a result, WII will no longer utilize the Company's data processing services. The Company anticipates that maintenance and certain other services provided to WII will increase, but cannot presently estimate the revenues that will result from such services. The Company is currently in discussion with several prospective new clients and believes it can replace a substantial portion, if not all, of the revenues previously attributed to WII during its 1998 and 1999 fiscal year. In addition, by converting to the IBM AS/400, the Company will eliminate approximately $420,000 of annual maintenance and lease expenses associated with the previously used computer equipment. However, because of the relatively fixed cost element of the Company's operations, to the extent that such revenues are not replaced, the percentage decrease in net income will exceed the percentage decrease in lost revenues.

                  Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Since these statements involve risks and uncertainties and are subject to change at anytime, the Company's actual results could differ materially from expected results. The Company's forward looking statements are based upon operating budgets and many other detailed business assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors which could directly affect the business. Some factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation, or costs and other effects related to unanticipated legal proceedings.


                  COSTS AND EXPENSES

                  The total costs and expenses for the first quarter of the current year were $1,566,943 which is relatively equal to the total costs and expenses for the previous year.

                  The total costs and expenses for the first three months of the previous year increased approximately 9% primarily as the result of some added computer equipment and installation and training expenses absorbed by the Company during the first quarter of the previous year.


                  NET INCOME

                  The net income for the first quarter of the current year was $219,821 or $.05 per share as compared to $147,992 or $.04 per share for the comparable period of the previous year. The increase in net income is attributable to the increase in revenues during the period.


2.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $3.0 million in cash, cash equivalents and short-term investments at the end of the first quarter of the 1998 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

         During the third quarter of the 1997 fiscal year, the Company entered into a lease for approximately $160,000 of computer equipment which will expire in April of 2001. In addition, the Company plans to enter into a lease agreement for additional IBM AS/400 computer equipment during the second half of the 1998 fiscal year.

                           PART II - OTHER INFORMATION

Not applicable.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COMPUTER RESEARCH, INC.
                                        ---------------------------------------
                                                     (Registrant)



Date  January 9, 1998                             /s/ James L. Schultz
    --------------------------          ---------------------------------------
                                        James L. Schultz, President & Treasurer