Form 10QSB
period 1998-02-28
COMPUTER RESEARCH INC
filed 1998-04-14
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended   February 28, 1998
                                                        -------------------

/ /      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

                        For the transition period from ____________ to _______
                        Commission File No.              0-5954
                                             --------------------------

                             COMPUTER RESEARCH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                             25-1201499
-------------------------------                              ------------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                               Identification No.

 Southpointe Plaza I, Suite 300, 400 Southpointe Boulevard, Canonsburg, PA 15317
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 745-0600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            4,037,255 (As of February 28, 1998)
-------------------------------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A.       COMPUTER RESEARCH, INC. BALANCE SHEET


                  February 28, 1998 (Unaudited) and August 31, 1997 (Audited)


                                     ASSETS
                                     ------

                                                         FEBRUARY 28,        AUGUST 31,
                                                             1998               1997
                                                             ----               ----


CURRENT ASSETS
     Cash and Cash Equivalents                             $  515,806        $  336,259
     Short-Term Investments                                 1,988,331         2,378,249
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $30,000 at 2/28/98 and 8/31/97)               1,031,058           856,223
     Inventories
          (first-in, first-out) or market                      55,187            40,770
     Prepaid Expenses                                         104,472            66,713
                                                           ----------        ----------

          Total Current Assets                              3,694,854         3,678,214
                                                           ----------        ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                              4,626,905         4,439,883
     Data Processing Equipment Under Capital Leases           256,471           319,163
     Leasehold Improvements                                   302,958           271,610
     Office Equipment                                         596,196           577,004
                                                           ----------        ----------
                                                            5,782,530         5,607,660
     Less Accumulated Depreciation and Amortization         5,262,991         5,182,993
                                                           ----------        ----------

                                                              519,539           424,667
                                                           ----------        ----------

OTHER ASSETS                                                   45,359               -0-
                                                           ----------        ----------
                                                           $4,259,752        $4,102,881
                                                           ==========        ==========


The accompanying notes are an integral part of these financial statements.

                 February 28, 1998 (Unaudited) and August 31, 1997 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                  FEBRUARY 28,           AUGUST 31,
                                                                     1998                   1997
                                                                     ----                   ----

LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                      $   56,488            $   12,017
     Accounts Payable                                                 141,710                84,216
     Accrued Payroll                                                   62,374               237,068
     Accrued Income Taxes                                              61,000                   -0-
     Accrued Vacation                                                 332,114               328,613
     Customer Deposits                                                 87,900                96,800
     Accrued Rent                                                         -0-                 4,888
     Accrued Lease Obligation                                             -0-                37,765
     Other Liabilities                                                    246                   115
                                                                   ----------            ----------

                  Total Current Liabilities                           741,832               801,482

LONG-TERM OBLIGATIONS                                                 105,951               108,882
ACCRUED LEASE OBLIGATION                                                  -0-                 3,949
                                                                   ----------            ----------

                  Total Liabilities                                   847,783               914,313
                                                                   ----------            ----------

COMMITMENTS                                                               -0-                   -0-
                                                                   ----------            ----------
STOCKHOLDERS' EQUITY
--------------------
     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding Each Year                               3,230                 3,230
     Additional Paid-In Capital                                       744,342               744,342
     Retained Earnings                                              2,664,397             2,440,996
                                                                   ----------            ----------

                   Total Stockholders' Equity                       3,411,969             3,188,568
                                                                   ----------            ----------
                                                                   $4,259,752            $4,102,881
                                                                   ==========            ==========

The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                          February 28, 1998 (Unaudited)


     DEBT                                                              AMOUNT
     ----                                                              ------

         Short-Term Loans, Notes                                     $     -0-
         Long-Term Debt (Including $56,488 due within one year)         162,439
                                                                    -----------

                                    Total Debt                       $  162,439
                                                                     ==========




STOCKHOLDERS' EQUITY
--------------------

                                                      SHARES ISSUED      AMOUNT
                                                      -------------      ------

     Preferred Stock                                       -0-       $    -0-
     Common Stock                                       4,037,255         3,230
     Capital in Excess of Par Value                                     744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                  2,440,996
         Net Income for Period                                          223,401
                                                                     ----------

                                                                      2,664,397
                                                                     ----------
     Total Stockholders' Equity                                      $3,411,969
                                                                     ==========


The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

               For the Six Months Ended February 28, 1998 and 1997


                                                                1998               1997
                                                                ----               ----

REVENUES
--------
         Sales of Services                                    $3,392,419        $3,776,226
         Sales of Equipment, Software and Supplies                10,293            25,477
         Rental Income From Operating Leases                         120            10,620
         Other Income                                             75,916            68,285
                                                              ----------        ----------
                                                               3,478,748         3,880,608
                                                              ----------        ----------

COSTS AND EXPENSES
------------------
         Operating Expenses                                    1,968,691         2,175,756
         Selling and Administrative Expenses                   1,065,528           956,866
         Depreciation and Amortization                            80,049            98,491
         Cost of Equipment, Software and Supplies Sold             7,593            17,842
         Interest Expense                                          7,486             4,629
                                                              ----------        ----------
                                                               3,129,347         3,253,584
                                                              ----------        ----------


INCOME BEFORE INCOME TAXES                                       349,401           627,024
LESS:  PROVISION FOR INCOME TAXES                                126,000           238,000
                                                              ----------        ----------

NET INCOME                                                    $  223,401        $  389,024
                                                              ==========        ==========


Average Number of Shares Outstanding                           4,037,255         4,037,255
                                                              ----------        ----------
EARNINGS PER COMMON SHARE                                     $      .06        $      .10
(Basic and Diluted)                                           ----------        ----------


DIVIDENDS PER COMMON SHARE                                    $       --        $       --
                                                              ==========        ==========


The results for the period ended February 28, 1998, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the six months ended February 28, 1998 and 1997.

The accompanying notes are an integral part of these financial statements.

C.       COMPUTER RESEARCH, INC. STATEMENT OF INCOME

         For the Fiscal Second Quarter Ended February 28, 1998 and 1997


                                                                 1998              1997
                                                                 ----              ----

REVENUES
--------
         Sales of Services                                    $1,525,061        $2,034,774
         Sales of Equipment, Software and Supplies                10,293               296
         Rental Income From Operating Leases                          30             5,310
         Other Income                                             34,601            34,081
                                                              ----------        ----------
                                                               1,569,985         2,074,461
                                                              ----------        ----------

COSTS AND EXPENSES
------------------
         Operating Expenses                                      939,415         1,128,375
         Selling and Administrative Expenses                     570,247           506,094
         Depreciation and Amortization                            41,517            50,582
         Cost of Equipment, Software and Supplies Sold             7,593               198
         Interest Expense                                          3,632             2,178
                                                              ----------        ----------
                                                               1,562,404         1,687,427
                                                              ----------        ----------


INCOME BEFORE INCOME TAXES                                         7,581           387,034
LESS:  PROVISION FOR INCOME TAXES                                  4,000           146,000
                                                              ----------        ----------

NET INCOME                                                    $    3,581        $  241,034
                                                              ==========        ==========


Average Number of Shares Outstanding                           4,037,255         4,037,255
                                                              ----------        ----------
EARNINGS PER COMMON SHARE                                     $      .00        $      .06
                                                              ==========        ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                    $       --        $       --
                                                              ==========        ==========


The results for the period ended February 28, 1998, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended February 28, 1998 and 1997.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997


                                                                                       1998               1997
                                                                                       ----               ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Income                                                                        $   223,401         $   389,024
                                                                                  -----------         -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                80,049              98,491
          Provision for Losses on Doubtful Accounts                                       -0-              25,000
Change in Assets and Liabilities:
          Accounts Receivable                                                        (174,835)           (401,378)
          Inventories                                                                 (14,417)            (40,925)
          Prepaid Expenses                                                            (37,759)             (6,514)
          Accounts Payable, Accrued Expenses and Other Current Liabilities            (52,568)           (312,687)
          Customer Deposits                                                            (8,900)              4,350
          Accrued Lease Obligation                                                     (8,836)             (6,978)
                                                                                  -----------         -----------
               Total Adjustments                                                     (217,266)           (640,641)
                                                                                  -----------         -----------
               Net Cash Provided by (Used In) Operating Activities                      6,135            (251,617)
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                          (137,809)            (76,817)
          Short-Term Investment Maturities                                          1,089,918                 -0-
          Additions to Other Assets                                                   (45,410)                -0-
          Additions to Short-Term Investments                                        (700,000)           (632,060)
                                                                                  -----------         -----------

              Net Cash Provided by (Used In) Investing                                206,699            (708,877)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Capital Lease Obligations                                       (33,287)            (36,855)
                                                                                  -----------         -----------

              Net Cash (Used In) Financing Activities                                 (33,287)            (36,855)
                                                                                  -----------         -----------

              Net Increase (Decrease) in Cash                                         179,547            (997,349)
Cash and Cash Equivalents at August 31, 1997 and 1996                                 336,259           1,486,924
                                                                                  -----------         -----------
Cash and Cash Equivalents at February 28, 1998 and 1997                           $   515,806         $   489,575
                                                                                  ===========         ===========

CASH PAID DURING THE PERIOD                                                           2/28/98             2/28/97
                                                                                  -----------         -----------
             Interest                                                             $     7,486         $     4,629
                                                                                  ===========         ===========
             Income Taxes                                                         $    71,000         $   441,860
                                                                                  ===========         ===========

Supplemental Schedule of Noncash Investing and Financing Activities

There were no noncash investing and financing activities for the six months ended February 28, 1997.

In December 1997, the Company entered into a long term capital lease for a new phone system at a cost of $37,061.

The accompanying notes are an integral part of these financial statement.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 28, 1998


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1.       RESULTS OF OPERATIONS
         ---------------------
         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients. In addition, the clients serviced could be involved in mergers and acquisitions or may choose to convert their business from self-clearing to a fully disclosed basis which would eliminate the need for the accounting services provided by the Company. The Company could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

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

         At the start of the second quarter of the current fiscal year, WOSC began utilizing its software license agreement to offer processing services to WII. As a result, beginning in the second quarter of the current year, WII no longer utilizes the Company's data processing services, but will utilize maintenance and other services offered by the Company.

         The Company is currently in contract discussions with several prospective new clients and believes it can replace a portion of the revenues previously attributed to WII during the remainder of its 1998 fiscal year. However, because of the relatively fixed cost element of the Company's operations, to the extent that such revenues are not replaced, the percentage decrease in net income will exceed the percentage decrease in lost revenues.

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

         REVENUES
         --------
                  The total revenues for the first six months of the current year were $3,478,748 or a decrease of approximately 10% from the comparable period of the previous year. The loss of the major client revenues at the beginning of the second quarter of the current year, as explained above, was the primary reason for this decrease.

                  The total revenues for the fiscal second quarter of the current year were approximately $1,569,985 or a decrease of approximately 24% as compared to the previous year. This decrease is the result of the loss of the WII revenues as explained above.

         COSTS AND EXPENSES
         ------------------
                  The total costs and expenses for the first six months of the current year decreased approximately 4% as compared to the previous year. A reduction in computer operations personnel, repairs and maintenance and the reduction of an allocation amount to a company profit sharing plan were the primary reasons for this decrease.

                  The total costs and expenses for the fiscal second quarter of the current year decreased approximately 7% as compared to the comparable period of the previous year.

         NET INCOME
         ----------
                  The net income for the first six months of the current year was $223,401 or $.06 per share as compared to $389,024 or $.10 per share for the previous year. The reduction in net income is attributable to the reduced revenues.

                  The net income for the fiscal second quarter of the current year was $3,581 or $.00 per share as compared to $241,034 or $.06 per share for the previous year.

 2.      CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $2.5 million in cash, cash equivalents and short-term investments at the end of the second quarter of the 1998 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

         In the third quarter of the 1998 fiscal year, the Company will enter into a lease commitment of approximately $4,300 per month for computer equipment.

                           PART II - OTHER INFORMATION

ITEM 4


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on January 27, 1998. The following persons were elected to serve as the Company's Board of Directors until the next annual meeting of stockholders:

                                James L. Schultz
                                David J. Vagnoni
                                 Lynn M. Bushman
                                Kenneth C. Ebbitt
                                 David K. Klotz


                                   SIGNATURES



                                       COMPUTER RESEARCH, INC.
                                     ---------------------------
                                            (Registrant)



Date       4/14/98                  /s/ JAMES L. SCHULTZ
     ---------------------------   ---------------------------------------
                                   James L. Schultz, President & Treasurer