Form 10QSB
period 1998-05-31
COMPUTER RESEARCH INC
filed 1998-07-10
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB






[ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1998



[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
       EXCHANGE ACT

                For the transition period from ______ to ______

                           Commission File No. 0-5954

                             COMPUTER RESEARCH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



        PENNSYLVANIA                                   25-1201499
------------------------------                     ------------------
(STATE OR OTHER JURISDICTION OF                    I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.

SOUTHPOINTE PLAZA I, SUITE 300, 400 SOUTHPOINTE BOULEVARD, CANONSBURG, PA 15317
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (724) 745-0600
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)


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

     4,037,255 (As of May 31, 1998)
---------------------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A.   COMPUTER RESEARCH, INC. BALANCE SHEET


             May 31, 1998 (Unaudited) and August 31, 1997 (Audited)


                                     ASSETS




                                                                        MAY 31,      AUGUST 31,
                                                                         1998           1997
                                                                      ----------     ----------

CURRENT ASSETS
     Cash and Cash Equivalents                                        $  797,874     $  336,259
     Short-Term Investments                                            1,759,216      2,378,249
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $30,000 at 5/31/98 and 8/31/97)                            928,288        856,223
     Inventories
          (first-in, first-out) or market                                147,127         40,770
     Prepaid Expenses                                                     75,856         66,713
                                                                      ----------     ----------

          Total Current Assets                                         3,708,361      3,678,214
                                                                      ----------     ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                         1,628,285      4,439,883
     Data Processing Equipment Under Capital Leases                      256,471        319,163
     Leasehold Improvements                                              153,507        271,610
     Office Equipment                                                    529,695        577,004
                                                                      ----------     ----------
                                                                       2,567,958      5,607,660
     Less Accumulated Depreciation and Amortization                    2,029,155      5,182,993
                                                                      ----------     ----------

                                                                         538,803        424,667
                                                                      ----------     ----------

OTHER ASSETS                                                              42,218            -0-
                                                                      ----------     ----------
                                                                      $4,289,382     $4,102,881
                                                                      ==========     ==========



The accompanying notes are an integral part of these financial statements.

             May 31, 1998 (Unaudited) and August 31, 1997 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              MAY 31,       AUGUST 31,
                                                               1998            1997
                                                            ----------      ----------
LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations               $   57,770     $   12,017
     Accounts Payable                                          122,436         84,216
     Accrued Payroll                                           109,480        237,068
     Accrued Income Taxes                                       40,000            -0-
     Accrued Vacation                                          338,864        328,613
     Customer Deposits                                         114,466         96,800
     Accrued Rent                                                  -0-          4,888
     Accrued Lease Obligation                                      -0-         37,765
     Other Liabilities                                              80            115
                                                            ----------     ----------

                  Total Current Liabilities                    783,096        801,482

LONG-TERM OBLIGATIONS                                           91,017        108,882
ACCRUED LEASE OBLIGATION                                           -0-          3,949
                                                            ----------     ----------

                  Total Liabilities                            874,113        914,313
                                                            ----------     ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding Each Year                        3,230          3,230
     Additional Paid-In Capital                                744,342        744,342
     Retained Earnings                                       2,667,697      2,440,996
                                                            ----------     ----------

                   Total Stockholders' Equity                3,415,269      3,188,568
                                                            ----------     ----------
                                                            $4,289,382     $4,102,881
                                                            ==========     ==========


The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                            May 31, 1998 (Unaudited)


     DEBT                                                                         AMOUNT
                                                                                ----------

         Short-Term Loans, Notes                                                $       -0-
         Long-Term Debt (Including $57,770 due within one year)                    148,787
                                                                                ----------

                                    Total Debt                                  $  148,787
                                                                                ==========




STOCKHOLDERS' EQUITY

                                                               SHARES ISSUED      AMOUNT
                                                               -------------    ----------


     Common Stock                                               4,037,255       $    3,230
     Capital in Excess of Par Value                                                744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                             2,440,996
         Net Income for Period                                                     226,701
                                                                                ----------

                                                                                 2,667,697
                                                                                ----------

     Total Stockholders' Equity                                                 $3,415,269
                                                                                ==========





     The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

                 For the Nine Months Ended May 31, 1998 and 1997


                                                              1998            1997
                                                             ------           ----

REVENUES

         Sales of Services                                 $4,870,821     $5,605,866
         Sales of Equipment, Software and Supplies             10,293        101,714
         Rental Income From Operating Leases                      120         14,730
         Other Income                                         109,960        105,065
                                                           ----------     ----------
                                                            4,991,194      5,827,375
                                                           ----------     ----------

COSTS AND EXPENSES

         Operating Expenses                                 2,895,258      3,250,781
         Selling and Administrative Expenses                1,600,984      1,378,382
         Depreciation and Amortization                        121,998        150,741
         Cost of Equipment, Software and Supplies Sold          7,593         73,196
         Interest Expense                                      10,660          6,528
                                                           ----------     ----------
                                                            4,636,493      4,859,628
                                                           ----------     ----------


INCOME BEFORE INCOME TAXES                                    354,701        967,747
LESS:  PROVISION FOR INCOME TAXES                             128,000        361,000
                                                           ----------     ----------

NET INCOME                                                 $  226,701       $606,747
                                                           ==========       ========


Average Number of Shares Outstanding                        4,037,255      4,037,255
                                                           ----------     ----------

EARNINGS PER COMMON SHARE                                  $      .06     $      .15
                                                           ==========     ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                 $        -     $        -
                                                           ==========     ==========





The results for the period ended May 31, 1998, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 1998 and 1997.

The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

                For the Three Months Ended May 31, 1998 and 1997


                                                              1998           1997
                                                              ----           ----

REVENUES

         Sales of Services                                 $1,478,402     $1,829,640
         Sales of Equipment, Software and Supplies                -0-         76,238
         Rental Income From Operating Leases                      -0-          4,110
         Other Income                                          34,044         36,780
                                                           ----------     ----------
                                                            1,512,446      1,946,768
                                                           ----------     ----------

COSTS AND EXPENSES

         Operating Expenses                                   926,567      1,075,026
         Selling and Administrative Expenses                  535,456        421,515
         Depreciation and Amortization                         41,949         52,250
         Cost of Equipment, Software and Supplies Sold            -0-         55,355
         Interest Expense                                       3,175          1,899
                                                           ----------     ----------
                                                            1,507,147      1,606,045
                                                           ----------     ----------


INCOME BEFORE INCOME TAXES                                      5,299        340,723
LESS:  PROVISION FOR INCOME TAXES                               2,000        123,000
                                                           ----------     ----------

NET INCOME                                                 $    3,299       $217,723
                                                           ==========       ========


Average Number of Shares Outstanding                        4,037,255      4,037,255
                                                           ----------     ----------

EARNINGS PER COMMON SHARE                                  $      .00     $      .05
                                                           ==========     ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                 $        -     $        -
                                                           ==========     ==========






The results for the period ended May 31, 1998, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 1998 and 1997.

The accompanying notes are an integral part of these financial statements.

D.   COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997

                                                                                   1998              1997
                                                                               -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Income                                                                     $   226,701      $   606,747
                                                                               -----------      -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                            121,998          150,741
          Provision for Losses on Doubtful Accounts                                    -0-           25,114
Change in Assets and Liabilities:
          Accounts Receivable                                                      (72,065)        (109,116)
          Inventories                                                             (106,357)         (20,579)
          Prepaid Expenses                                                          (4,943)          24,608
          Accounts Payable, Accrued Expenses and Other Current Liabilities         (47,989)        (233,705)
          Customer Deposits                                                         17,666            5,350
          Accrued Lease Obligation                                                     -0-          (10,467)
                                                                               -----------      -----------
               Total Adjustments                                                   (91,690)        (168,054)
                                                                               -----------      -----------
               Net Cash Provided by Operating Activities                           135,011          438,693
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                       (198,037)        (111,751)
          Short-Term Investment Maturities                                       1,519,033        1,020,000
          Additions to Other Assets                                                (47,454)             -0-
          Additions to Short-Term Investments                                     (900,000)      (1,567,692)
                                                                               -----------      -----------
              Net Cash Provided by (Used In) Investing                             373,542         (659,443)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Capital Lease Obligations                                    (46,938)         (54,644)
                                                                               -----------      -----------

              Net Cash (Used In) Financing Activities                              (46,938)         (54,644)
                                                                               -----------      -----------

              Net Increase (Decrease) in Cash                                      461,615         (275,394)
Cash and Cash Equivalents at August 31, 1997 and 1996                              336,259        1,486,924
                                                                               -----------      -----------
Cash and Cash Equivalents at May 31, 1998 and 1997                             $   797,874      $ 1,211,530
                                                                               ===========      ===========

CASH PAID DURING THE PERIOD                                                      5/31/98          5/31/97
                                                                                 -------          -------
             Interest                                                          $    10,660      $     6,528
                                                                               ===========      ===========
             Income Taxes                                                      $    97,000      $   533,979
                                                                               ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

There were no noncash investing and financing activities for the nine months ended May 31, 1997.

In December 1997, the Company entered into a long term capital lease for a new phone system at a cost of $37,061.

The accompanying notes are an integral part of these financial statement.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 31, 1998


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

     In March of 1996, the Company and Wachovia Operational Services Corporation
     (WOSC) entered into an agreement to jointly participate in a project to convert the Company's production software to operate on an IBM AS/400 configuration. WOSC is an affiliate of Wachovia Investments, Inc. (WII), a major service client of the Company that accounted for approximately 20% of the service revenues in fiscal year 1997. In consideration for providing funds and participating in the joint conversion project, WOSC has secured a perpetual software license agreement from the Company for servicing its affiliate, WII. The Company has retained sole ownership of the converted software and will continue to offer its services to its clients on a service bureau basis from the IBM AS/400 platform.

     At the start of the second quarter of the current fiscal year, WOSC began utilizing its software license agreement to offer processing services to WII. As a result, beginning in the second quarter of the current year, WII terminated utilization of the Company's basic data processing services, but continues to utilize software maintenance and other services (which are primarily communications interfaces) offered by the Company.

     During the fiscal third quarter of the current year, the Company obtained service contracts with two brokerage firms and a banking institution. The banking institution will begin utilizing the services during the fourth quarter of the current year. The two brokerage institutions will begin utilizing the Company's services during the first quarter of the 1999 fiscal year. In addition, the Company is currently in contract discussions with several additional prospective new clients.

     During the fiscal third quarter of the current year, the Company entered into software license agreements for two new product lines. These new product lines will be installed at two current client locations during the fourth quarter of the current year.

     As a result of the new customer contracts currently in place, combined with the potential for additional new clients, as well as revenues to be generated by the sale of the new product lines, the Company believes that during its 1999 fiscal year, it can replace the approximate 20% revenue loss attributed to WII. However, because of the relatively fixed cost element of the Company's operations, to the extent that such revenues are not replaced, the percentage decrease in net income will exceed the percentage decrease in lost revenues.

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

     REVENUES


          The total revenues for the first nine months of the current year were $4,991,194 or a decrease of approximately 13% as compared to the previous year. The loss of the major client revenues at the beginning of the second quarter of the current year, as explained above, was the primary reason for this decrease.

          The total revenues for the fiscal third quarter of the current year were $1,512,446 or a decrease of approximately 22% as compared to the previous year. This decrease is the result of the loss of the major client as explained above.

     COSTS AND EXPENSES


          The total costs and expenses for the first nine months of the current year decreased approximately 5% as compared to the comparable period of the previous year. The primary contributors to this decrease were reduced equipment maintenance costs, utility costs, as well as reduced personnel costs in computer operations.

          The total costs and expenses for the fiscal third quarter of the current year decreased approximately 6% as compared to the comparable period of the previous year.

     NET INCOME

          The net income for the first nine months of the current year was $226,701 or $.06 per share as compared to $606,747 or $.15 per share for the previous year. The reduction in net income is attributable to the reduced revenues for the current year.

          The net income for the fiscal third quarter of the current year was $3,299 or $.00 per share as compared to $217,723 or $.05 per share for the comparable period of the previous year.


2.   CAPITAL RESOURCES AND LIQUIDITY


     The Company had approximately $2.5 million in cash, cash equivalents and short- term investments at the end of the second quarter of the 1998 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

     In the third quarter of the 1998 fiscal year, the Company entered into an 18 month minimum lease commitment of approximately $4,300 per month for IBM computer equipment. Also during the period, outdated computer equipment that is not year 2000 compliant, which had an original value of $2.8 million, was removed from service and discarded. Since this equipment had previously been fully depreciated, it had no material affect on the Company's balance sheet.

3.   SOFTWARE MODIFICATION FOR YEAR 2000

     The software product line of the Company had been originally designed to reflect the year as two digits (i.e, 98 = 1998). This design would have created problems for processing at the turn of the century. However, as part of the conversion project to the IBM AS/400, each date field in the entire product line was modified to contain a four digit representation for the year. This new design format should enable the software to accurately handle transactions beginning in the year 2000. For the remainder of calendar year 1998, the Company will be doing extensive off-line testing for predetermined critical calendar dates in the year 2000 and above in order to verify system processing accuracy. While it would be impossible to guarantee that there will be no problems with the system at the turn of the century, the management of the Company is confident that there will be little, if any, disruptions. The Company is continuing to monitor and evaluate its third party software and hardware suppliers, as well as firms with which it has a communications interface to determine that these suppliers will also be year 2000 compliant. The Company does not expect to assume any substantial debt in funding this system testing and vendor evaluation.

                           PART II - OTHER INFORMATION

Not applicable.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         COMPUTER RESEARCH, INC.
                                                         -----------------------
                                                               (Registrant)



Date         7/10/98                     /s/ JAMES L. SCHULTZ
     --------------------------          ---------------------------------------
                                         James L. Schultz, President & Treasurer