Form 10KSB
period 1998-08-31
COMPUTER RESEARCH INC
filed 1998-11-25
CIK 201511

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                           Commission File No. 0-5954

                             COMPUTER RESEARCH, INC.
                             -----------------------
               (Exact name of issuer as specified in its charter)

            Pennsylvania                                25-1201499
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or organization)

 Southpointe Plaza I, Suite 300, 400 Southpointe Boulevard, Canonsburg, PA 15317
 -------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code: (724) 745-0600
                                                --------------

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The Issuer's Revenue during the Fiscal Year 1998: $6,778,518
                                                     ----

         The aggregate market value of 2,314,553 voting shares held by non-affiliates of the Issuer, computed by reference to $1.03 (which is the average of the bid and ask prices of the Issuer's Common Stock on October 31, 1998, of $1.05 and $1.00 respectively) is $2,383,990.

         As of October 31, 1998, the Issuer had 4,037,255 shares of Common Stock, without par value, outstanding.

         Documents Incorporated by Reference:

         1. Proxy Statement for the Registrant's next annual meeting of shareholders, which is to be filed not later than December 31, 1998, is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


ITEM 1.  BUSINESS

                  CORPORATE STRUCTURE

                  Computer Research, Inc. (Registrant), a Pennsylvania corporation organized in July 1969, is a data processing service company providing computerized accounting services to securities firms, banks and other financial institutions. The principal office and data center for the Registrant is located at Southpointe Plaza I, a suburban office park complex in Canonsburg, Pennsylvania, which is approximately 20 miles south of downtown Pittsburgh, Pennsylvania. The Registrant also maintains a full service data center staffed with systems, programming, operations and client service personnel at Denver Place, 999 18th Street, Denver, Colorado. A service and sales support office is located in the Wall Street area of New York City.

                  SERVICES OFFERED

                  The principal data processing service offered by the Registrant is an IBM AS/400 computerized "Accounting and Recordkeeping System" that is utilized by stock and bond brokerage firms, as well as brokerage subsidiaries and capital markets divisions of banks. A fully integrated subsystem of software modules operated on the IBM AS/400 computer equipment offers a comprehensive automated system for serving financial institutions with brokerage accounting, institutional safekeeping, capital markets and portfolio accounting. The system provides such firms with on-line retrieval, reports and records on a day-to-day basis utilizing daily business transaction data supplied by the client. Presently, this service is being utilized by approximately 45 financial institutions throughout the country.

                  RESELLER AGREEMENTS

                  The Registrant offers its clients two products that it has obtained through reseller agreements.

                  One of the reseller products is a computerized order management system that is used to electronically route buy/sell orders for financial institutions to a pre-designated execution point. Upon completion of the order execution, the system routes the details of the executed order to the computerized recordkeeping system, as well as directing notification of the order execution results to the financial institution that initiated the order.

                  Another reseller product is a computerized data and document imaging system which electronically facilitates the storage and retrieval of data records and documents. The system catalogs and manages the storage of this information on optical disk files and provides automated retrieval for displaying or printing the stored information.

                  COMPETITION

                  The Registrant's competition for its "Accounting and Recordkeeping System" is primarily from three sources, (a) other independent data processing service companies, (b) in-house computer systems, and (c) correspondent clearing firms that offer trade clearing and recordkeeping services to securities firms on a "fully disclosed basis". The Registrant's "Accounting and Recordkeeping System" is also designed to offer recordkeeping services to such clearing firms on a correspondent basis, as well as to banks that offer safekeeping services to other banks.

                  JOINT VENTURE

                  During the 1995 fiscal year, the Registrant had entered into a jointly supported project with Wachovia Operational Services Corporation (WOSC) for converting its software from operating on a non-year 2000 compliant Honeywell Bull computer mainframe configuration to the IBM AS/400. A major portion of the conversion project included modifying the Registrant's service software to include a four digit year in support of being prepared for processing beginning in the year 2000 (see YEAR 2000). The project, which required no major cash outlay by the Registrant, was completed during the 1997 fiscal year. In consideration for participating in and providing funds for the joint conversion project, WOSC secured a perpetual software license agreement for the internal servicing of its affiliate, Wachovia Investments, Incorporated
(WII), a previous full service client of the Registrant. The Registrant has retained the sole ownership of the converted software and will continue to offer its services on a service bureau or in-house basis.

                  During the 1997 fiscal year, the Registrant began converting its clients from the Honeywell Bull configuration to the IBM AS/400 platform. At the close of the 1998 fiscal year, approximately 75% of the Registrant's clients were being serviced on the IBM configuration and the remaining clients are scheduled to be converted during the first half of the 1999 fiscal year.

                  Beginning in the second quarter of the Registrant's 1998 fiscal year, WOSC utilized its Software License Agreement to offer processing services to WII, a previous full service client of the Registrant. As a result, WII no longer utilizes the Registrant's system on a service bureau basis. However, other data processing support services, as well as systems and programming, are continuing to be supplied by the Registrant to WII. The net revenue loss for the 1998 fiscal year, as a result of this transaction, amounted to approximately $1,000,000. The Registrant is currently involved in adding two new accounts to its data processing services and believes it can obtain additional new business to replace the lost revenues on a monthly basis prior to the end of the 1999 fiscal year.

                  DATA PROCESSING FACILITIES

                  The Registrant has IBM AS/400 computer equipment located at its Pittsburgh, Pennsylvania, and Denver, Colorado, data centers in support of its service business. In addition, the Registrant has entered into a service agreement with Wachovia Operational Services Corporation (WOSC) for purchasing computer processing time on an IBM AS/400 computer located in Winston-Salem, North Carolina.

                  EMPLOYEES

                  The Registrant presently employs approximately 50 non-unionized employees. The majority of the Registrant's employees are located at the corporate headquarters in Pittsburgh, Pennsylvania, and at its Denver, Colorado, data center. In general, Registrant's relations with its employees have been satisfactory.

                  YEAR 2000

                  In an effort to efficiently utilize computer storage facilities, many existing computer software systems currently in operation were developed to identify a year by utilizing two digits (for example, "98" is used to represent "1998"). Such programs would read "00" as the year "1900" and thus, may not accurately recognize dates beginning with the year 2000 (Y2K) or may otherwise produce erroneous results after the turn of the century. Such failures could cause disruptions in normal business operations, as well as problems in maintaining computerized financial and accounting records.

                  In all areas of the Registrant's operation, a primary focus has been, and continues to be, in attempting to assure that mission critical systems are or will become Y2K compliant. In support of being prepared to process accurately after the Y2K, the Registrant's software was modified to contain a four digit year. This modification was performed and funded as part of the joint venture project with Wachovia Operational Services Corporation for converting the software to operate on an IBM AS/400. As a result, the Registrant incurred no substantial costs for this software modification. Additionally, the Registrant is replacing non-Y2K compliant computer mainframe equipment with the IBM AS/400.

                  Currently, the modified software containing a four digit year is operational on the IBM AS/400 and is being internally tested off-line with transactions dated after the year 2000. This internal testing will continue into the 1999 calendar year.

                  In providing its services to its clients, the Registrant's computer software is interfaced with over 100 other organizations that provide computer services to the financial industry. Many of those organizations have not modified their software from two digits to a four digit platform. As a result, when receiving data transmission from these organizations, situations exist which require the Registrant to programmatically apply the appropriate two digit century designation to the transaction (windowing) when it is entered into the Registrant's computer system. In support of verifying the validity of this windowing technique, as well as verifying the accuracy of the Registrant's software for processing after Y2K, the Registrant will participate in financial industry system testing mandated by the National Securities Clearing Corp. This mandated testing project is scheduled for early calendar year 1999. The Registrant does not expect this industry mandated system testing to significantly effect its operating costs during the 1999 fiscal year.

                  The Registrant is dependent upon vendors that have supplied computer software and equipment that may be subject to the Y2K issue. Also, it is dependent upon public utilities, as well as communications suppliers, that may be subject to the Y2K issue. The Registrant has received written responses from these suppliers indicating that they have addressed the Y2K issue and do not anticipate major disruptions in the next century.

                  At this time, the Registrant does not have reason to believe there will be any significant interruption in its operation caused by the Y2K issue. However, there is no guarantee that Y2K problems will not exist with the Registrant's software or with any of the vendors or suppliers that it utilizes. As a result, the Registrant will employ contingency plans which require management, staff members and other resources to be available to react promptly should a problem occur. The Registrant believes that with contingent plans and facilities that are in place, any disruption for Y2K problems will be of a minimum nature. Management of the Registrant will continue to monitor the possibility that Y2K problems could arise and will develop timely solutions should a problem occur in this regard.

                  Failure of the Registrant's software or third party vendors to correctly address Y2K issues could cause business disruptions for the Registrant and its clients. It is not possible to predict with certainty all of the adverse effects that may result from a Y2K failure, in the unlikely event that one should occur, or whether such effects could have a material impact on Registrant.

                  RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

                  Statements regarding the Registrant's expectations as to its future operations and financial condition and certain other information presented in this statement constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock market and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation or unforeseen costs and other effects related to legal proceedings.

ITEM 2.  PROPERTIES

         Registrant's principal facilities, all of which are leased, are as follows:

                                                                APPROX. SQ.            LEASE EXPIRATION
                                                                  FT. OF                DATE (INCLUDING
   LOCATION                TYPE OF FACILITY                     FLOOR SPACE             RENEWAL OPTIONS)
   --------                ----------------                     -----------             ----------------
Coraopolis, PA             Executive Offices and                   25,024               Expired 12/31/97
                           Pittsburgh Data Center

Canonsburg, PA             Executive Offices                       16,010                    10/31/02
                           and a Suburban
                           Pittsburgh Data Center

Denver, CO                 Offices & Operations                     8,566                    12/31/01
                           of the Denver Data
                           Center

New York, NY               Branch Office                              850                     8/31/03

                  The Registrant's aggregate rental expense for the above properties for the year ended August 31, 1998, was approximately $504,000. The rental expense to be incurred by the Registrant for rentals during the fiscal year ending August 31, 1999, is anticipated to be approximately $479,000. With the conversion of the software to operate on the compact IBM AS/400 configuration, the Registrant did not require the large environmentally controlled data center utilized by the Honeywell Bull equipment at its Pittsburgh location. Rather than redesign its configuration to eliminate the data center, the Registrant chose to relocate its Pittsburgh facility, as of December 15, 1997, to Southpointe Plaza I in Canonsburg, Pennsylvania. The lease on the office space and data center located in Coraopolis, Pennsylvania, was terminated as of December 31, 1997.

                  During the second quarter of the 1998 fiscal year, the Registrant terminated the use of two Honeywell Bull DPS7000 computer mainframe systems located at its Pittsburgh data center. Currently, the Registrant maintains two Honeywell Bull DPS7000 computer mainframe systems at its Denver data center. The Honeywell Bull computer systems were fully depreciated in previous years. With the completion of the conversion of its data processing service business to the IBM AS/400, the Registrant will be eliminating the use of the two Denver Honeywell Bull DPS7000 computer mainframe systems during the second quarter of the 1999 fiscal year. The Registrant has an IBM AS/400 located at its Pittsburgh data center on a lease that expires in April of 2001 and an IBM AS/400 located at its Denver data center on a lease that expires in April of 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (Not applicable)


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS


         The Registrant's Common Stock is traded in the Over-the-Counter market and is quoted on the NASDAQ Bulletin Board Trading System under the symbol CRIX.

         As of October 31, 1998, there were approximately 900 shareholders.

         The following tables set forth the range of high and low closing bid prices of the Registrant's Common Stock for the periods indicated and were derived from the NASDAQ Over-the-Counter Bulletin Board. All prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            Bid Prices
                                 ---------------------------------
Ended August 31, 1998
                                 High                       Low
                                 ----                       ---
   First quarter                 1-1/2                      1
   Second quarter                1-1/2                      1-1/8
   Third quarter                 1-7/16                     1-1/8
   Fourth quarter                1-11/16                    1-3/16

                                            Bid Prices
                                 ---------------------------------
Ended August 31, 1997
                                 High                       Low
                                 ----                       ---
   First quarter                 1-5/8                      1-1/8
   Second quarter                2-1/8                      1-7/16
   Third quarter                 1-3/4                      1
   Fourth quarter                1-5/8                      1-3/16

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

II.      RESULTS OF OPERATIONS

         The Registrant's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. The Registrant's revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions processed for its clients. The clients serviced are subject to mergers and acquisitions or may choose to convert their business from the currently utilized self-clearing approach to a fully disclosed basis under which their recordkeeping needs would be supplied by a clearing agent, after which the Registrant's services may not be required. The Registrant could be positively or negatively impacted by a merger involving one of its clients. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the coming year or any specific period. The new clients that have been obtained, as well as current potential clients, are interested in utilizing the Registrant's system on a service basis as opposed to installing in-house software license agreements. The Registrant intends to continue soliciting new business on a service basis, as well as an in-house license agreement basis.

         REVENUES:

         The total revenues for the year ended August 31, 1998, were $6,778,518 or an approximate 13% decrease over the 1997 fiscal year. As set forth below, the loss of revenues of a full service major customer during the second quarter of the 1998 fiscal year, which was anticipated, was the primary reason for this decrease.

         In March of 1996, the Registrant and Wachovia Operational Services Corporation (WOSC), an affiliate of a major client that in the 1997 fiscal year accounted for more than 20% of the service revenues of the Registrant, entered into a joint agreement to provide funds to convert the Registrant's production software from its existing hardware platform to operate on an IBM AS/400 configuration. The converted software became operational on the IBM equipment during the 1997 fiscal year. In consideration for its participation in the conversion project, WOSC obtained a perpetual operating license agreement which it utilized beginning in the second quarter of the 1998 fiscal year to service Wachovia Investments, Incorporated, a previous full service major customer of the Registrant. The net revenue loss for 1998, as a result of this transaction, amounted to approximately $1,000,000.

         The total revenues for the year ended August 31, 1997, were $7,767,586, which is an approximate 5% increase over the 1996 fiscal year.

         COSTS AND EXPENSES:

         The total costs and expenses for the year ended August 31, 1998, were $6,370,696, which is approximately equal to the previous year. While selling and administrative expenses increased approximately $400,000 for the year in support of soliciting new business, this increase was off-set by a reduction in cost of services primarily attributable to the conversion to the IBM AS/400.

         The total costs and expenses for the year ended August 31, 1997, increased approximately 5% over the previous year.

         CHANGE IN INCOME TAX RATE:

         The Registrant's effective tax rate has increased for the year ended August 31, 1998, primarily due to an increase in state taxes as a percent of net income. This increase resulted as certain state net operating loss carryforwards had been depleted during the year ended August 31, 1997.

         NET INCOME:

         The net income for the year ended August 31, 1998, was $261,822 or $.06 per share as compared to $916,670 or $.23 per share for the previous year. This was primarily due to the decrease in revenues for the 1998 fiscal year.

III.     LIQUIDITY AND CAPITAL RESOURCES

         The Registrant had approximately $2.7 million in cash, cash equivalents and short-term investments at the end of the 1998 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Registrant in the near term.

         During the third quarter of the 1997 fiscal year, the Registrant entered into a lease for approximately $292,000 of computer equipment located at its Pittsburgh data center which will expire in April of 2001. In addition, during the 1998 fiscal year, the Registrant entered into a lease for approximately $215,000 of computer equipment located at its Denver data center which will expire in April of 2000.

IV.      RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note A in the Financial Statements of the Registrant which are attached hereto and included herein for a list of recent accounting pronouncements and their expected impact.

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
                  the Registrant's Proxy Statement which will be filed with the Commission no later than 120 days from fiscal year-end.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report.

                  (1) & (2) A list of Financial Statements and Schedules are set forth in the Index to the Financial Statements attached hereto on Page 13.

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

Dated:   November 24, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               By: /s/ James L. Schultz
                                                  ---------------------------
                                                  James L. Schultz, Director
                                                  Chief Executive Officer,
                                                  Treasurer and Principal
                                                  Financial and Accounting
                                                  Officer

                                               Date: November 24, 1998


                                               By: /s/ David J. Vagnoni
                                                  ---------------------------
                                                  David J. Vagnoni, Director
                                                  Executive Vice President

                                               Date: November 24, 1998


                                               By: /s/ Kenneth C. Ebbitt
                                                  ---------------------------
                                                  Kenneth C. Ebbitt, Director

                                               Date: November 24, 1998

                                               By: /s/ David K. Klotz
                                                  ---------------------------
                                                  David K. Klotz, Director

                                               Date: November 24, 1998

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

               COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                  (Item 13(a))

Report of Independent Public Accountants -- Page 14

Balance Sheets -- Pages 15 and 16
         August 31, 1998 and 1997

Statements of Earnings -- Page 17
         Years Ended August 31, 1998 and 1997

Statements of Changes in Stockholders' Equity -- Page 18
         Years Ended August 31, 1998 and 1997

Statements of Cash Flows -- Page 19
         Years Ended August 31, 1998 and 1997

Notes to Financial Statements -- Pages 20 to 28

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Computer Research, Inc.:

We have audited the accompanying balance sheets of Computer Research, Inc. as of August 31, 1998 and 1997, and the related statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                /s/ Arthur Andersen LLP

                                                ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
October 23, 1998

                             COMPUTER RESEARCH, INC.
                                 BALANCE SHEETS
                                   AUGUST 31,

                             ASSETS:
                                                                            1998                   1997
                                                                         -----------           -----------
CURRENT ASSETS
  Cash and cash equivalents                                              $   766,823           $   336,259
  Short-term investments                                                   1,996,700             2,378,249
  Accounts receivable, net of allowance of $30,000                           721,239               856,223
  Inventories                                                                 43,891                40,770
  Prepaid expenses                                                            79,955                66,713
                                                                         -----------           -----------

            Total current assets                                           3,608,608             3,678,214
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST
  Data processing equipment                                                1,672,213             4,539,636
  Data processing equipment under capital leases                             256,471               219,410
  Leasehold improvements                                                     154,551               271,610
  Office equipment                                                           535,887               577,004
                                                                         -----------           -----------
                                                                           2,619,122             5,607,660
  Less accumulated depreciation and amortization                          (2,064,718)           (5,182,993)
                                                                         -----------           -----------
                                                                             554,404               424,667
                                                                         -----------           -----------

OTHER LONG-TERM ASSETS                                                        39,905                    --
                                                                         -----------           -----------
                                                                         $ 4,202,917           $ 4,102,881
                                                                         ===========           ===========


        The accompanying notes are an integral part of these statements.

                            COMPUTER RESEARCH, INC.
                                 BALANCE SHEETS
                                   AUGUST 31,


LIABILITIES AND STOCKHOLDERS' EQUITY:
                                                                                 1998                     1997
                                                                              ----------               ----------
CURRENT LIABILITIES
  Current portion of long-term obligations                                    $   37,765               $   49,782
  Accounts payable                                                               149,382                   84,216
  Customer deposits                                                               97,650                   96,800
  Accrued liabilities
    Compensation and payroll taxes                                                76,281                  237,068
    Vacation                                                                     281,058                  328,613
  Income taxes                                                                    13,000                       --
  Other                                                                              330                    5,003
                                                                              ----------               ----------
          Total current liabilities                                              655,466                  801,482
                                                                              ----------               ----------

LONG-TERM OBLIGATIONS                                                             97,061                  112,831
                                                                              ----------               ----------
          Total liabilities                                                      752,527                  914,313
                                                                              ----------               ----------

STOCKHOLDERS' EQUITY
   Common stock - no par value; $.0008 stated
   value; 10,000,000 shares authorized; 4,037,255
   shares issued and outstanding                                                   3,230                    3,230
   Additional paid-in capital                                                    744,342                  744,342
   Retained earnings                                                           2,702,818                2,440,996
                                                                              ----------               ----------
                                                                               3,450,390                3,188,568
                                                                              ----------               ----------
            Total stockholders' equity                                        $4,202,917               $4,102,881
                                                                              ==========               ==========


        The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                             STATEMENTS OF EARNINGS
                         FOR THE YEARS ENDED AUGUST 31,


                                                                                 1998                     1997
                                                                              ----------               ----------
REVENUES
   Sales of services                                                          $6,424,501               $7,500,753
   Sales of equipment and supplies                                               188,837                  103,729
   Other income                                                                  165,180                  163,104
                                                                              ----------               ----------
                                                                               6,778,518                7,767,586
                                                                              ----------               ----------

COSTS AND EXPENSES
   Cost of services                                                            3,839,980                4,334,998
   Cost of equipment and supplies sold                                           148,790                   75,211
   Selling and administrative expenses                                         2,211,543                1,806,234
   Depreciation and amortization                                                 156,855                  164,024
   Interest expense                                                               13,528                   12,449
                                                                               6,370,696                6,392,916
                                                                              ----------               ----------
          Earnings before income taxes                                           407,822                1,374,670
PROVISION FOR INCOME TAXES                                                       146,000                  458,000
                                                                              ----------               ----------

NET EARNINGS                                                                  $  261,822               $  916,670
                                                                              ==========               ==========

Earnings per common share (Basic and diluted)                                 $     0.06               $     0.23
                                                                              ==========               ==========

        The accompanying notes are an integral part of these statements.

                            COMPUTER RESEARCH, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997



                                                                    ADDITIONAL
                                                     COMMON          PAID-IN           RETAINED
                                                     STOCK           CAPITAL           EARNINGS            TOTAL
                                                     ------          --------         ----------         ----------
Balance at August 31, 1996                           $3,230          $744,342         $1,524,326         $2,271,898
  Net earnings                                           --                --            916,670            916,670
                                                     ------          --------         ----------         ----------
Balance at August 31, 1997                            3,230           744,342          2,440,996          3,188,568
  Net earnings                                           --                --            261,822            261,822
                                                     ------          --------         ----------         ----------
Balance at August 31, 1998                           $3,230          $744,342         $2,702,818         $3,450,390
                                                     ======          ========         ==========         ==========



The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,

                                                                                 1998                      1997
                                                                               ---------               -----------
Net earnings                                                                   $ 261,822               $   916,670
                                                                               ---------               -----------
 Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation and amortization                                              156,855                   164,024
      Gain on sale of fixed assets                                                  (647)                     (500)
      Change in assets and liabilities
         Accounts receivable                                                     134,984                   (24,802)
         Refundable income taxes                                                  (6,801)                   (9,829)
         Inventories                                                              (3,121)                    1,188
         Prepaid expenses                                                         (6,441)                    7,526
         Other assets                                                            (39,905)                       --
         Accounts payable, accrued liabilities and other current
           liabilities                                                          (134,849)                 (362,565)
         Customer deposits                                                           850                     8,350
                                                                               ---------               -----------
                                                                                 100,925                  (216,608)
                                                                               ---------               -----------
                 Net cash provided by operating activities                       362,747                   700,062
                                                                               ---------               -----------
Cash flows from investing activities
   Proceeds from the sale of fixed assets                                            647                       500
   Sales (purchases) of short-term investments, net                              381,548                (1,637,103)
   Additions to property and equipment                                          (286,591)                 (120,490)
                                                                               ---------               -----------
                 Net cash provided by (used in) investing activities              95,604                (1,757,093)
                                                                               ---------               -----------
Cash flows from financing activities
   Payments on long-term obligations                                             (27,787)                  (93,634)
                                                                               ---------               -----------
                 Net cash used in financing activities                           (27,787)                  (93,634)
                                                                               ---------               -----------
                 NET INCREASE (DECREASE) IN CASH                                 430,564                (1,150,665)

Cash and cash equivalents at beginning of year                                   336,259                 1,486,924
                                                                               =========               ===========
Cash and cash equivalents at end of year                                       $ 766,823               $   336,259
                                                                               =========               ===========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1998 AND 1997

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

NATURE OF OPERATIONS

Computer Research, Inc. (the Company) provides data processing, accounting, and recordkeeping services for securities brokerage firms, banks, and other financial institutions across the continental United States. The Company's brokerage and bank accounting and recordkeeping systems are accessed from data centers in Pittsburgh, Pennsylvania, Denver, Colorado and Winston-Salem, North Carolina.

SHORT-TERM INVESTMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company has classified all of its short-term investments which consist of various debt securities as "available for sale" at August 31, 1998 and 1997. The estimated market value of such investments held at August 31, 1998 and 1997, approximated the carrying value. All investments in debt securities held by the Company at August 31, 1998 and 1997, have an original maturity date of twelve months or less.

INVENTORIES

Inventories, which primarily consist of equipment for sale, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over the following estimated useful lives:

         Data processing equipment..................................5 years
         Data processing equipment under capital leases..........Lease term
         Leasehold improvements..................................Lease term
         Office equipment...........................................5 years

Accelerated depreciation methods are used for tax purposes. Maintenance and repairs are charged to operations as incurred.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In connection with the Company's conversion of its software to operate on an IBM AS 400, and in conjunction with the move of the Company's headquarters, the Company disposed of property and equipment with an original cost of $3,276,000. This property and equipment primarily consisted of the Bull computer and related equipment, as well as equipment that was leased to customers and was now obsolete. All items disposed of were fully depreciated.
Immaterial proceeds were received for the disposed property and equipment.

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

EARNINGS PER SHARE

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the disclosure of basic and diluted earnings per share and revises the method to calculate these amounts. As the Company did not have any common stock equivalents outstanding during 1998 or 1997, the adoption of this standard did not have an impact on earnings per share amounts. Weighted average common shares outstanding for the years ended August 31, 1998 and 1997 were 4,037,255.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. These amounts represent management's best estimates of fair value. In accordance with SFAS 107, the Company has excluded certain financial instruments and all other assets and liabilities from this disclosure.

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

RECLASSIFICATION

Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 financial statements' presentation.

CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments having maturities of three months or less when purchased, money market and other interest-bearing deposit accounts to be cash equivalents when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company entered into capital lease obligations for the purchase of new equipment totaling $37,061 and $161,714 during the years ended 1998 and 1997, respectively. The Company paid the following amounts for interest and income taxes during each year.

                                        1998              1997
                                        ----              ----
           Interest                  $ 14,000           $ 12,000
           Income taxes              $146,000           $721,000

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Statement No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). These statements did not have a significant impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" (SFAS 130) and Statement 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). In February 1998, Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132) was issued. These statements are effective for fiscal 1999. In June 1998, Statement 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, effective for fiscal years beginning after June 15, 1999.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not anticipate that the statement will have a significant impact on its disclosures.

SFAS 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. The Company does not currently anticipate that the statement will have a significant impact on its financial statements.

SFAS 132 requires revision of certain footnote disclosure requirements related to pension and other retiree benefits. The Company does not anticipate that the statement will have an impact on its financial statements.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not presently anticipate that the statement will have a significant impact on its financial statements.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE B - NOTE PAYABLE TO BANK

Note payable to bank represents borrowings from a line of credit of up to the lesser of $750,000 or a specified percentage of eligible accounts receivable and inventory as defined in the note agreement. The line of credit, which expires January 29, 1998, bears interest at the prime interest rate plus 1 percent (or 9.5% at August 31, 1998). The line of credit is primarily collateralized by accounts receivable, equipment and inventory. Restrictive covenants in the note agreement, among other things, require the Company to maintain certain financial ratios. The Company borrowed and subsequently repaid $210,000 from the line of credit during 1997. No borrowings under the line of credit were made during 1998.

NOTE C - LONG-TERM OBLIGATIONS

Long-term obligations at August 31, 1998 and 1997 consist of obligations under capital leases for various data processing equipment. The leases, which expire on various dates through 2001, provide for monthly payments ranging from $1,804 to $3,805. Equipment under the capital leases had a cost of $256,000 and $219,000 and accumulated amortization of $107,000 and $57,000 as of August 31, 1998 and 1997, respectively.

Commitments for future minimum payments under these obligations are as follows:


                                            1999        $ 67,308

                                            2000          52,876

                                            2001          26,635
                                                        --------
                      Net minimum lease payments         146,819

               Less amount representing interest         (11,993)
                                                        --------
         Present value of minimum lease payments         134,826

                            Less current portion         (37,765)
                                                        --------
                                                        $ 97,061
                                                        ========

NOTE D - LEASE COMMITMENTS

The Company has several operating lease agreements for automobiles, equipment, and office space. Certain of the leases contain escalation clauses and require the Company to pay for taxes, utilities and other operating expenses of the lessor.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE D -  LEASE COMMITMENTS (CONTINUED)

Rental expense charged to operations was $677,000 and $682,000 for the years ended August 31, 1998 and 1997, respectively. As of August 31, 1998, the Company is obligated to pay, and entitled to receive, the following minimum annual rentals on operating leases.

                   YEAR ENDING
                    AUGUST 31,                    AMOUNT

                       1999                     $ 569,392

                       2000                       525,125

                       2001                       479,313

                       2002                       364,275

                    Thereafter                     14,759
                                                ----------
                                                $1,952,864
                                                ==========


NOTE E - EQUIPMENT UNDER OPERATING LEASES TO CUSTOMERS

The Company leases minicomputers and data processing equipment, as lessor, under operating leases that have one-year or two-year initial lease terms. Customers may terminate these leases during the initial term only by purchasing or leasing equipment of equal or greater value from the Company. Property leased and property held for lease had a cost of $6,000 and $1,556,000 at August 31, 1998 and 1997. These properties were substantially depreciated in each year.

NOTE F - STOCK OPTIONS

In fiscal year 1996, the Board of Directors approved a resolution to reserve 400,000 shares of common stock for issuance to key employees, directors and other advisors of the Company under a new stock incentive plan. As of August 31, 1998, the new plan had not yet been finalized and no options had been granted. No options were outstanding during 1998 or 1997.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE F - STOCK OPTIONS (CONTINUED)

The Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123), in October 1995. This statement established a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS 123 became effective for the year ended August 31, 1997. As the Company has no options outstanding at August 31,1998, this statement has no impact on the Company.

NOTE G - INCOME TAXES

The Company has recorded reduced provisions for income taxes for years prior to August 31, 1998, due to the utilization of federal and state net operating loss carryforwards. Reconciliations of the expected federal statutory rates and effective tax rates are summarized as follows:

                                                        1998          1997
                                                        ----          ----
       Expected statutory rate                          34.0 %        34.0 %
       State income taxes, net of federal benefit        1.3           0.1
       Permanent nondeductible expenditures              4.3           3.7
       Change in valuation allowance                    (4.2)         (3.2)
       Other                                             0.4          (1.3)
                                                        ----          ----
                                                        35.8 %        33.3 %
                                                        ====          ====

At August 31, 1998, the Company has state net operating loss carryforwards of approximately $106,000, which expire in fiscal year 2001. The utilization of the state net operating loss carryforwards could be subject to limitations in the future. All federal net operating loss carryforwards have been utilized during prior years.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE G - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at August 31, 1998 and 1997 consist of the following:

                                                       1998           1997
                                                       ----           ----
         Temporary differences related to:
           Accrued expenses and allowances          $ 124,000      $ 145,000
           Depreciation                                (3,000)        (3,000)
         Net operating loss carryforwards               8,000         37,000
         Valuation allowance                         (129,000)      (179,000)
                                                    ---------      ---------
         NET DEFERRED TAXES                         $      --      $      --
                                                    =========      =========

The Company has established a valuation allowance at August 31, 1998 and 1997 as the result of the uncertainty as to the ultimate recoverability of the deferred tax assets which are dependent on future taxable income. The valuation allowance decreased $50,000 and $44,000 for the years ended August 31, 1998 and 1997, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company has a qualified profit-sharing plan, which includes a salary reduction, deferred compensation feature under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in this plan. Employer contributions to the plan are determined annually by the Board of Directors. Employer contribution expense for the years ended August 31, 1998 and 1997 was $54,000 and $225,000, respectively.

NOTE I - MAJOR CUSTOMERS

The primary business of the Company consists of providing data processing and accounting services to banks, security broker/dealers and other financial institutions. Sales to one customer amounted to approximately 11.7% and 24.4% of total revenues during the fiscal years ended August 31, 1998 and 1997, respectively.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1998 AND 1997

NOTE I - MAJOR CUSTOMERS (CONTINUED)

In February of 1995, the Company entered into a joint project with Wachovia Operational Services Corporation (WOSC) to convert the Company's entire software product line to operate on IBM computer equipment in place of Honeywell Bull equipment. The project, which required no major cash outlay by the Company, was completed during the 1997 fiscal year. In consideration for providing funds for the joint project with the Company, WOSC has secured a perpetual software license agreement for providing services to its affiliate, Wachovia Investments, Incorporated (WII), a former full service major customer of the Company. Beginning in the second quarter of the Company's 1998 fiscal year, WOSC utilized its software license agreement to begin servicing WII. As a result, WII no longer utilizes the Company's system on a service bureau basis. WII purchases other services, software programming and maintenance from the Company.