Form 10QSB
period 1998-11-30
COMPUTER RESEARCH INC
filed 1999-01-14
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1998

              [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                  EXCHANGE ACT

                        For the transition period from           to
                                                       --------     --------
                           Commission File No. 0-5954
                                               ------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



                       4,037,255 (As of November 30, 1998)
                       -----------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A.       COMPUTER RESEARCH, INC. BALANCE SHEET


           November 30, 1998 (Unaudited) and August 31, 1998 (Audited)


                                     ASSETS

                                                           NOVEMBER 30,       AUGUST 31,
                                                              1998              1998
                                                          ------------       -----------


CURRENT ASSETS
     Cash and Cash Equivalents                             $  197,316        $  766,823
     Short-Term Investments                                 2,193,575         1,996,700
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $30,000)                                      1,117,702           721,239
     Inventories at the Lower of Cost
          (first-in, first-out) or market                      32,864            43,891
     Prepaid Expenses                                         110,271            79,955
                                                           ----------        ----------

          Total Current Assets                              3,651,728         3,608,608
                                                           ----------        ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                              1,722,406         1,672,213
     Data Processing Equipment Under Capital Leases           256,471           256,471
     Leasehold Improvements                                   158,107           154,551
     Office Equipment                                         543,292           535,887
                                                           ----------        ----------
                                                            2,680,276         2,619,122
     Less Accumulated Depreciation and Amortization         2,102,135         2,064,718
                                                           ----------        ----------

                                                              578,141           554,404
                                                           ----------        ----------

OTHER ASSETS                                                   52,072            39,905
                                                           ----------        ----------

                                                           $4,281,941        $4,202,917
                                                           ==========        ==========


The accompanying notes are an integral part of these financial statements.

           November 30, 1998 (Unaudited) and August 31, 1998 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               NOVEMBER 30,      AUGUST 31,
                                                                  1998               1998
                                                               ----------        ----------

LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                  $   60,440        $   37,765
     Accounts Payable                                             218,191           149,382
     Accrued Payroll                                              129,536            76,281
     Accrued Income Taxes                                          13,500            13,000
     Accrued Vacation                                             258,230           281,058
     Customer Deposits                                             90,400            97,650
     Other Liabilities                                                 98               330
                                                               ----------        ----------

                  Total Current Liabilities                       770,395           655,466

LONG-TERM OBLIGATIONS                                              60,111            97,061
                                                               ----------        ----------

                  Total Liabilities                               830,506           752,527
                                                               ----------        ----------

STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                     3,230             3,230
     Additional Paid-In Capital                                   744,342           744,342
     Retained Earnings                                          2,703,863         2,702,818
                                                               ----------        ----------

                   Total Stockholders' Equity                   3,451,435         3,450,390
                                                               $4,281,941        $4,202,917
                                                               ==========        ==========



The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                          November 30, 1998 (Unaudited)

     DEBT                                                                        AMOUNT
     ----                                                                        ------
         Short-Term Loans, Notes                                               $      -0-
         Long-Term Debt (Including $60,440 due within one year)                   120,551
                                                                              -----------

                                    Total Debt                                 $  120,551
                                                                               ==========




STOCKHOLDERS' EQUITY

                                                                          SHARES ISSUED            AMOUNT
                                                                          -------------            ------
     Common Stock                                                          4,037,255             $    3,230
     Capital in Excess of Par Value                                                                 744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                                              2,702,818
         Net Income for Period                                                                        1,045
                                                                                                 ----------

                                                                                                  2,703,863

     Total Stockholders' Equity                                                                  $3,451,435





     The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

        For the Three Months Ended November 30, 1998 and 1997 (Unaudited)

                                                                       1998              1997
                                                                       ----              ----
     REVENUES

              Sales of Services                                    $1,643,708        $1,867,359
              Sales of Equipment, Software and Supplies                27,500               -0-
              Rental Income From Operating Leases                         -0-                90
              Other Income                                             30,946            41,315
                                                                   ----------        ----------
                                                                    1,702,154         1,908,764
                                                                   ----------        ----------

     COSTS AND EXPENSES

              Operating Expenses                                    1,034,359         1,029,277
              Selling and Administrative Expenses                     604,858           495,281
              Depreciation and Amortization                            37,729            38,532
              Cost of Equipment, Software and Supplies Sold            21,111               -0-
              Interest Expense                                          2,552             3,853
                                                                   ----------        ----------
                                                                    1,700,609         1,566,943
                                                                   ----------        ----------


     INCOME BEFORE INCOME TAXES                                         1,545           341,821
     LESS:  PROVISION FOR INCOME TAXES                                    500           122,000
                                                                   ----------        ----------

     NET INCOME                                                    $    1,045        $  219,821
                                                                   ==========        ==========


     Average Number of Shares Outstanding                           4,037,255         4,037,255

     EARNINGS PER COMMON SHARE                                     $      .00        $      .05
                                                                   ==========        ==========
     (Basic and Diluted)

     DIVIDENDS PER COMMON SHARE                                    $       --        $       --
                                                                   ==========        ==========


The results for the periods ended November 30, 1998 and 1997, are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended November 30, 1998 and 1997.


The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                                                                       1998              1997
                                                                                       ----              ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Income                                                                        $     1,045         $ 219,821
                                                                                  -----------         ---------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                37,729            38,532
Change in Assets and Liabilities:
          Accounts Receivable                                                        (396,463)          (54,411)
          Inventories                                                                  11,027           (10,856)
          Prepaid Expenses                                                            (30,316)          (17,122)
          Accounts Payable, Accrued Expenses and Other Current Liabilities             99,504           263,594
          Customer Deposits                                                            (7,250)           22,411
          Accrued Lease Obligation                                                        -0-            (2,959)
                                                                                  -----------         ---------
               Total Adjustments                                                     (285,769)          239,189
                                                                                  -----------         ---------
               Net Cash Provided by (Used By) Operating Activities                   (284,724)          459,010
                                                                                  -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                           (61,154)         (118,122)
          Short-Term Investment Maturities                                          1,225,000           256,000
          Additions to Other Assets                                                   (12,479)          (19,244)
          Additions to Short-Term Investments                                      (1,421,875)          (22,806)
                                                                                  -----------         ---------
              Net Cash Provided by (Used In) Investing                               (270,508)           95,828
                                                                                  -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Capital Lease Obligations                                       (14,275)          (16,439)
                                                                                  -----------         ---------

              Net Cash (Used In) Financing Activities                                 (14,275)          (16,439)
                                                                                  -----------         ---------

              Net Increase (Decrease) in Cash                                        (569,507)          538,399
Cash and Cash Equivalents at August 31, 1998 and 1997                                 766,823           336,259
                                                                                  -----------         ---------
Cash and Cash Equivalents at November 30, 1998 and 1997                           $   197,316         $ 874,658
                                                                                  ===========         =========

CASH PAID DURING THE PERIOD
             Interest                                                             $     2,552         $   3,853
                                                                                  ===========         =========
             Income Taxes                                                         $       -0-         $     -0-
                                                                                  ===========         =========


The accompanying notes are an integral part of these financial statement.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED NOVEMBER 30, 1998


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB.


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

         In March of 1996, the Company and Wachovia Operational Services Corporation (WOSC) entered into an agreement to jointly participate in a project to convert the Company's production software to operate on an IBM AS/400 configuration. In consideration for providing funds and participating in the joint conversion project, WOSC has secured a perpetual software license agreement from the Company for servicing its affiliate, Wachovia Investments, Incorporated (WII). The Company has retained sole ownership of the converted software and will continue to offer its services to its clients on a service bureau basis from the IBM AS/400 platform.

         At the start of the second quarter of the 1998 fiscal year, WOSC began utilizing its software license agreement to offer processing services to WII. As a result, WII, a former major client of the Company, which accounted for approximately 23% of the Company's first quarter 1998 service revenues, terminated utilization of the Company's basic data processing services, but continues to utilize software maintenance and other services (which are primarily communications interfaces) offered by the Company.

         During the second half of the 1998 fiscal year, the Company obtained service contracts with three brokerage firms and a banking institution. During the first quarter of the 1999 year, the banking institution, as well as one of the brokerage firms, were utilizing the Company's services. The two additional brokerage firms will begin utilizing the service during the second quarter of the current year. In addition, a large banking institution will begin utilizing the services during the second quarter of the current year. With the new clients utilizing the system, as well as the additional firms under contract, the management of the Company believes that during its 1999 fiscal year, it can replace, on a monthly basis, the approximate 20% annual revenue loss attributed to WII. However, because of the relatively fixed cost element of the Company's operations, to the extent that such revenues are not replaced, the percentage decrease in net income could exceed the percentage decrease in lost revenues.

         REVENUES

                  The total revenues for the first three months of the 1999 fiscal year were $1,702,154 or a decrease of approximately 11% as compared to the previous year. The loss of revenues from a major client at the beginning of the second quarter of the previous year, as explained above, was the primary reason for this decrease.

                  The total revenues for the first three months of the 1998 fiscal year increased approximately 6% over the comparable period of the previous year.

         COSTS AND EXPENSES

                  The total costs and expenses for the first quarter of the 1999 fiscal year were $1,700,609 or an approximate 9% increase over the previous year. The primary reasons for this increase were due to increased selling and advertising expenses, as well as the cost associated with adding IBM AS/400 computer equipment.

                  The total costs and expenses for the first three months of the 1998 year were relatively equal to the previous year.

         NET INCOME

                  The net income for the first three months of the current year was $.00 or $1,045 as compared to $.05 or $219,821 for the previous year. The reason for the decrease was due to the loss of revenues of a major client as explained above.

2.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $2.4 million in cash, cash equivalents and short-term investments at the end of the first quarter of the 1999 fiscal year. In addition, approximately $650,000 of a $750,000 line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

3.       SOFTWARE MODIFICATION FOR YEAR 2000

         The software product line of the Company had been originally designed to reflect the year as two digits (i.e, 98 = 1998). This design would have created problems for processing at the turn of the century. However, as part of the conversion project to the IBM AS/400, each date field in the entire product line was modified to contain a four digit representation for the year. This new design format should enable the software to accurately handle transactions beginning in the year 2000. During the first half of the 1999 calendar year, the Company will be doing extensive securities industry mandated testing for predetermined critical calendar dates in the year 2000 and above in order to verify system processing accuracy. While it would be impossible to guarantee that there will be no problems with the system at the turn of the century, the management of the Company is confident that there will be little, if any, disruptions. In any event, the Company will employ contingency plans which require management, staff members and other resources to be available to react promptly should a problem occur. Additionally, the Company is continuing to monitor and evaluate its third party software and hardware suppliers, as well as firms with which it has a communications interface to determine that these suppliers will also be year 2000 compliant. The Company does not expect to incur any substantial cost in this system testing and vendor evaluation.

4.       "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

         Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Since these statements involve risks and uncertainties and are subject to change at anytime, the Company's actual results could differ materially from expected results. The Company's forward-looking statements are based upon operating budgets and many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors which could directly affect the business. Some factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation, or costs and other effects related to unanticipated legal proceedings.

                           PART II - OTHER INFORMATION

Not applicable.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COMPUTER RESEARCH, INC.
                                        ---------------------------------------
                                                     (Registrant)



Date
     ------------------                 ---------------------------------------
                                        James L. Schultz, President & Treasurer