Form 10QSB
period 1999-02-28
COMPUTER RESEARCH INC
filed 1999-04-13
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended    February 28, 1999
                                        ------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

         For the transition period from                to
                                       ----------------  ----------------

              Commission File No.                    0-5954
                                 ----------------------------------------

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


                                 (724) 745-0600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


heck whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
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

          4,037,255 (As of February 28, 1999)
          -----------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A.   COMPUTER RESEARCH, INC. BALANCE SHEET


         February 28, 1999 (Unaudited) and August 31, 1998 (Audited)


                                     ASSETS
                                                        FEBRUARY 28,      AUGUST 31,
                                                            1999            1998
                                                        ------------      -----------
CURRENT ASSETS
     Cash and Cash Equivalents                            $  689,795       $  766,823
     Short-Term Investments                                1,816,533        1,996,700
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $37,500 and $30,000)                         1,160,642          721,239
     Inventories at the Lower of Cost
          (first-in, first-out) or market                     54,979           43,891
     Prepaid Expenses                                        101,533           79,955
                                                          ----------       ----------

          Total Current Assets                             3,823,482        3,608,608
                                                          ----------       ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                             1,723,206        1,672,213
     Data Processing Equipment Under Capital Leases          446,471          256,471
     Leasehold Improvements                                  159,009          154,551
     Office Equipment                                        556,101          535,887
                                                          ----------       ----------
                                                           2,884,787        2,619,122
     Less Accumulated Depreciation and Amortization        2,140,602        2,064,718
                                                          ----------       ----------

                                                             744,185          554,404
                                                          ----------       ----------

OTHER ASSETS                                                  66,321           39,905
                                                          ----------       ----------

                                                          $4,633,988       $4,202,917
                                                          ==========       ==========


The accompanying notes are an integral part of these financial statements.

         February 28, 1999 (Unaudited) and August 31, 1998 (Audited)


            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              FEBRUARY 28,       AUGUST 31,
                                                                  1999              1998
                                                              ------------       ----------
LIABILITIES

CURRENT LIABILITIES
     Line of Credit Payable                                   $  100,000       $      -0-
     Current Portion of Long-Term Obligations                     87,881           37,765
     Accounts Payable                                            215,556          149,382
     Accrued Payroll                                              33,939           76,281
     Accrued Income Taxes                                         33,000           13,000
     Accrued Vacation                                            288,231          281,058
     Customer Deposits                                            90,400           97,650
     Other Liabilities                                                98              330
                                                              ----------       ----------

                  Total Current Liabilities                      849,105          655,466

LONG-TERM OBLIGATIONS                                            199,080           97,061
                                                              ----------       ----------

                  Total Liabilities                            1,048,185          752,527
                                                              ----------       ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                    3,230            3,230
     Additional Paid-In Capital                                  744,342          744,342
     Retained Earnings                                         2,838,231        2,702,818
                                                              ----------       ----------

                   Total Stockholders' Equity                  3,585,803        3,450,390
                                                              ----------       ----------
                                                              $4,633,988       $4,202,917
                                                              ==========       ==========



The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                  February 28, 1999 (Unaudited)


     DEBT                                                            AMOUNT
                                                                    --------
       Short-Term Line of Credit                                    $100,000
       Long-Term Debt (Including $87,881 due within one year)        286,961
                                                                    --------

                                  Total Debt                        $386,961
                                                                    ========




STOCKHOLDERS' EQUITY
                                                                        SHARES ISSUED           AMOUNT
                                                                        -------------           ------

     Common Stock                                                         $4,037,255         $    3,230
     Capital in Excess of Par Value                                                             744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                                          2,702,818
         Net Income for Period                                                                  135,413
                                                                                             ----------
                                                                                              2,838,231
                                                                                             ----------
     Total Stockholders' Equity                                                              $3,585,803
                                                                                             ==========






     The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

         For the Six Months Ended February 28, 1999 and 1998 (Unaudited)

                                                                1999             1998
                                                             ----------       ----------
REVENUES
         Sales of Services                                   $3,631,103       $3,392,419
         Sales of Equipment, Software and Supplies               27,500           10,293
         Other Income                                            58,738           76,036
                                                             ----------       ----------
                                                              3,717,341        3,478,748
                                                             ----------       ----------

COSTS AND EXPENSES

         Operating Expenses                                   2,163,141        1,968,691
         Selling and Administrative Expenses                  1,261,967        1,065,528
         Depreciation and Amortization                           79,428           80,049
         Cost of Equipment, Software and Supplies Sold           21,111            7,593
         Interest Expense                                        12,149            7,486
                                                             ----------       ----------
                                                              3,537,796        3,129,347
                                                             ----------       ----------


INCOME BEFORE INCOME TAXES                                      179,545          349,401
LESS:  PROVISION FOR INCOME TAXES                                44,132          126,000
                                                             ----------       ----------

NET INCOME                                                   $  135,413       $  223,401
                                                             ==========       ==========


Average Number of Shares Outstanding                          4,037,255        4,037,255
                                                             ----------       ----------

EARNINGS PER COMMON SHARE                                    $      .03       $      .06
                                                             ==========       ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                   $       --       $       --
                                                             ==========       ==========


The results for the periods ended February 28, 1999 and 1998 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the six months ended February 28, 1999 and 1998.

The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME

         For the Fiscal Second Quarter Ended February 28, 1999 and 1998


                                                                1999              1998
                                                             ----------       ----------

REVENUES
         Sales of Services                                   $1,987,396       $1,525,061
         Sales of Equipment, Software and Supplies                  -0-           10,293
         Other Income                                            27,792           34,631
                                                             ----------       ----------
                                                              2,015,188        1,569,985
                                                             ----------       ----------

COSTS AND EXPENSES

         Operating Expenses                                   1,128,781          939,415
         Selling and Administrative Expenses                    657,110          570,247
         Depreciation and Amortization                           41,699           41,517
         Cost of Equipment, Software and Supplies Sold              -0-            7,593
         Interest Expense                                         9,598            3,632
                                                             ----------       ----------
                                                              1,837,188        1,562,404
                                                             ----------       ----------


INCOME BEFORE INCOME TAXES                                      178,000            7,581
LESS:  PROVISION FOR INCOME TAXES                                43,632            4,000
                                                             ----------       ----------

NET INCOME                                                   $  134,368       $    3,581
                                                             ==========       ==========


Average Number of Shares Outstanding                          4,037,255        4,037,255
                                                             ----------       ----------

EARNINGS PER COMMON SHARE                                    $      .03       $      .00
                                                             ==========       ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                   $       --       $       --
                                                             ==========       ==========


The results for the period ended February 28, 1999 and 1998 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended February 28, 1999 and 1998.

The accompanying notes are an integral part of these financial statements.

D.   COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

         FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                                                                    1999                1998
                                                                                 -----------        -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income                                                                       $   135,413        $   223,401
                                                                                 -----------        -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

          Depreciation and Amortization                                               79,428             80,049
          Provision for Losses on Accounts Receivable                                  7,500                -0-

Change in Assets and Liabilities:

          Accounts Receivable                                                       (446,903)          (174,835)
          Inventories                                                                (11,088)           (14,417)
          Prepaid Expenses                                                           (21,578)           (37,759)
          Accounts Payable, Accrued Expenses and Other Current Liabilities            50,773            (52,568)
          Customer Deposits                                                           (7,250)            (8,900)
          Accrued Lease Obligation                                                       -0-             (8,836)
                                                                                 -----------        -----------
               Total Adjustments                                                    (349,118)          (217,266)
                                                                                 -----------        -----------
               Net Cash Provided by (Used By) Operating Activities                  (213,705)             6,135
                                                                                 -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to Equipment and Leasehold Improvements                          (75,665)          (137,809)
          Short-Term Investment Maturities                                         1,875,000          1,089,918
          Additions to Other Assets                                                  (29,960)           (45,410)
          Additions to Short-Term Investments                                     (1,694,833)          (700,000)
                                                                                 -----------        -----------
              Net Cash Provided by Investing Activities                               74,542            206,699
                                                                                 -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Payments on Capital Lease Obligations                                       (37,865)           (33,287)
         Proceeds from Line of Credit                                                200,000                -0-
         Payment on Line of Credit                                                  (100,000)               -0-
                                                                                 -----------        -----------

             Net Cash Provided by (Used In) Financing Activities                      62,135            (33,287)
                                                                                 -----------        -----------

              Net Increase (Decrease) in Cash                                        (77,028)           179,547
Cash and Cash Equivalents at August 31, 1998 and 1997                                766,823            336,259
                                                                                 -----------        -----------
Cash and Cash Equivalents at February 28, 1999 and 1998                          $   689,795        $   515,806
                                                                                 ===========        ===========
CASH PAID DURING THE PERIOD

             Interest                                                            $    12,149        $     7,486
                                                                                 ===========        ===========
             Income Taxes                                                        $     9,000        $    71,000
                                                                                 ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In December 1998, the Company entered into a long term capital lease for additional computer equipment at a cost of $190,000. Additionally, in December 1997, the Company entered into a long term capital lease for a new phone system at a cost of $37,061.

The accompanying notes are an integral part of these financial statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 28, 1999


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

         At the beginning of the second quarter of the 1998 fiscal year, WOSC utilized its license agreement to begin servicing WII which accounted for approximately 23% of the Company's first quarter 1998 service revenues. With the second quarter 1999 service revenues approximately equal to that of the first quarter of the previous year, the Company believes it has reached a point where it has replaced the lost revenues attributed to WII.

         REVENUES

                  The total revenues for the first six months of the 1999 fiscal year were $3,717,341 or an increase of approximately 5% over the comparable period of the previous year. This increase is primarily attributable to an increased number of transactions processed for clients.

                  The total revenues for the second quarter of the current year were $2,015,188 or an increase of approximately 28% over the comparable period of the previous year. This increase is primarily attributable to an increased number of transactions processed for clients, as well as from new clients added during the second quarter of the current year.

         COSTS AND EXPENSES

                  The total costs and expenses for the first six months of the current year were $3,537,796 or an increase of approximately 13% over the comparable period of the previous year. The primary contributors to the increase were expanded communications costs, data processing service costs, employee benefit costs, as well as increased payroll costs.

                  The total costs and expenses for the second quarter of the current year were $1,837,184 or an increase of approximately 18% over the corresponding period of the previous year. In addition to the cost items mentioned above, there were costs associated with installing new clients on the Company's services.

         PROVISION FOR INCOME TAXES

                  Tax expense is normally accrued at 36% of income before taxes for financial reporting purposes. In filing the year-end 1998 tax returns, the Company generated tax refunds of approximately $20,000 higher than had been previously estimated. This tax benefit is recorded as a reduction of current year tax expense.

         NET INCOME

                  The net income for the first six months of the current year was $135,413 or $.03 per share as compared to $223,401 or $.06 per share for the comparable period of the previous year.

                  The net income for the fiscal second quarter of the current year was $134,368 or $.03 per share as compared to $3,581 or $.00 per share for the comparable period of the previous year. These improved results were directly attributable to the increased revenues for the second quarter of the current year.

2.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $2.5 million in cash, cash equivalents and short- term investments at the end of the second quarter of the 1999 fiscal year. In addition, approximately $650,000 of a $750,000 line of credit was available at the end of the second quarter. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

3.       SOFTWARE MODIFICATION FOR YEAR 2000

         The software product line of the Company had been originally designed to reflect the year as two digits (i.e, 99 = 1999). This design would have created problems for processing at the turn of the century since the 00 representation for the year 2000 would have been interpreted by the software to be 1900. However, as part of the conversion project to the IBM AS/400, each date field in the entire product line was modified to contain a four digit representation for the year. This new design format should enable the software to accurately handle transactions beginning in the year 2000. During the first half of the 1999 calendar year, the Company is doing extensive securities industry mandated testing for predetermined critical calendar dates in the year 2000 and above in order to verify system processing accuracy. While it would be impossible to guarantee that there will be no problems with the system at the turn of the century, the management of the Company is confident that there will be little, if any, disruptions. In any event, the Company will employ contingency plans which require management, staff members and other resources to be available to react promptly should a problem occur. Additionally, the Company is continuing to monitor and evaluate its third party software and hardware suppliers, as well as firms with which it has a communications interface to determine that these suppliers will also be year 2000 compliant. The Company does not expect to incur any substantial cost in the system testing and vendor evaluation.

4.       CONVERSION OF OPERATIONS TO THE IBM AS/400 COMPUTER CONFIGURATION

         Shortly after the close of the second quarter of the 1999 fiscal year, the Company completed the project of converting its service business to operating on the IBM AS/400 platform. As of the date of this report, all of the Company's service business is now operational under the IBM platform. In conjunction with this modification, approximately $13,000 of monthly maintenance costs associated to the previous computer configuration will be eliminated starting in the month of April 1999.

5.       "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

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

                           PART II - OTHER INFORMATION


ITEM 4


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 26, 1999. The following persons were elected to serve as the Company's Board of Directors until the next annual meeting of stockholders:

                                James L. Schultz
                                David J. Vagnoni
                                 Lynn M. Bushman
                                Kenneth C. Ebbitt
                                 K. David Klotz


                                   SIGNATURES



                                             COMPUTER RESEARCH, INC.
                                      ---------------------------------------
                                                   (Registrant)



Date      April 13, 1999                     /s/ James L. Schultz
    --------------------------       ---------------------------------------
                                      James L. Schultz, President & Treasurer