Form 10QSB
period 1999-05-31
COMPUTER RESEARCH INC
filed 1999-07-14
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                             For the Quarterly Period Ended May 31, 1999
                                                           ---------------------

[ ]            TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
               EXCHANGE ACT

                             For the transition period from          to
                                                            --------    --------
                             Commission File No.                    0-5954
                                                --------------------------------

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

4,037,255 (As of May 31, 1999)
------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A. COMPUTER RESEARCH, INC. BALANCE SHEET


             May 31, 1999 (Unaudited) and August 31, 1998 (Audited)


                                     ASSETS
                                     ------
                                                          MAY 31,      AUGUST 31,
                                                           1999           1998
                                                        ----------     ----------
CURRENT ASSETS
     Cash and Cash Equivalents                          $  460,513     $  766,823
     Short-Term Investments                              2,151,273      1,996,700
     Accounts Receivable - Trade
          (net of allowance for doubtful accounts
           of $37,500 and $30,000)                       1,165,590        721,239
     Inventories at the Lower of Cost
          (first-in, first-out) or market                   41,621         43,891
     Prepaid Expenses                                       58,695         79,955
                                                        ----------     ----------

          Total Current Assets                           3,877,692      3,608,608
                                                        ----------     ----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                           1,725,495      1,672,213
     Data Processing Equipment Under Capital Leases        446,471        256,471
     Leasehold Improvements                                171,816        154,551
     Office Equipment                                      572,402        535,887
                                                        ----------     ----------
                                                         2,916,184      2,619,122
     Less Accumulated Depreciation and Amortization      2,190,411      2,064,718
                                                        ----------     ----------

                                                           725,773        554,404
                                                        ----------     ----------
OTHER ASSETS                                                59,109         39,905
                                                        ----------     ----------

                                                        $4,662,574     $4,202,917
                                                        ==========     ==========


The accompanying notes are an integral part of these financial statements.

             May 31, 1999 (Unaudited) and August 31, 1998 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                              MAY 31,       AUGUST 31,
                                                               1999           1998
                                                            ----------     ----------

LIABILITIES
-----------
CURRENT LIABILITIES
     Line of Credit Payable                                $    50,000     $      -0-
     Current Portion of Long-Term Obligations                   84,555         37,765
     Accounts Payable                                          120,681        149,382
     Accrued Payroll and Related Costs                         124,588         76,281
     Accrued Income Taxes                                       20,000         13,000
     Accrued Vacation                                          278,230        281,058
     Customer Deposits                                          90,400         97,650
     Other Liabilities                                              94            330
                                                            ----------     ----------

                  Total Current Liabilities                    768,548        655,466

LONG-TERM OBLIGATIONS                                          180,370         97,061
                                                            ----------     ----------

                  Total Liabilities                            948,918        752,527
                                                            ----------     ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                  3,230          3,230
     Additional Paid-In Capital                                744,342        744,342
     Retained Earnings                                       2,966,084      2,702,818
                                                            ----------     ----------

                   Total Stockholders' Equity                3,713,656      3,450,390
                                                            ----------     ----------
                                                            $4,662,574     $4,202,917
                                                            ==========     ==========



The accompanying notes are an integral part of these financial statements.

B. COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                            May 31, 1999 (Unaudited)

     DEBT                                                                        AMOUNT
     ----                                                                        ------
         Short-Term Line of Credit                                              $ 50,000
         Long-Term Debt (Including $84,555 due within one year)                  264,925
                                                                                --------

                                    Total Debt                                  $314,925
                                                                                ========


STOCKHOLDERS' EQUITY
--------------------
                                                            SHARES ISSUED        AMOUNT
                                                            -------------        ------
         Common Stock                                         4,037,255       $    3,230
         Capital in Excess of Par Value                                          744,342
         Retained Earnings -
             Balance at Beginning of Current Fiscal Year                       2,702,818
             Net Income for Period                                               263,266
                                                                              ----------
                                                                               2,966,084
                                                                              ----------

         Total Stockholders' Equity                                           $3,713,656
                                                                              ==========


The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

           For the Nine Months Ended May 31, 1999 and 1998 (Unaudited)


                                                              1999           1998
                                                           ----------     ----------
REVENUES
--------

         Sales of Services                                 $5,650,543     $4,870,821
         Sales of Equipment, Software and Supplies             27,500         10,293
         Other Income                                          85,874        110,080
                                                           ----------     ----------
                                                            5,763,917      4,991,194
                                                           ----------     ----------

COSTS AND EXPENSES
------------------

         Operating Expenses                                 3,365,520      2,895,258
         Selling and Administrative Expenses                1,841,200      1,600,984
         Depreciation and Amortization                        133,929        121,998
         Cost of Equipment, Software and Supplies Sold         21,111          7,593
         Interest Expense                                      19,759         10,660
                                                           ----------     ----------
                                                            5,381,519      4,636,493
                                                           ----------     ----------


INCOME BEFORE INCOME TAXES                                    382,398        354,701
LESS:  PROVISION FOR INCOME TAXES                             119,132        128,000
                                                           ----------     ----------

NET INCOME                                                 $  263,266     $  226,701
                                                           ==========     ==========


Average Number of Shares Outstanding                        4,037,255      4,037,255
                                                           ----------     ----------

EARNINGS PER COMMON SHARE                                  $      .07     $      .06
(Basic and Diluted)                                        ==========     ==========


DIVIDENDS PER COMMON SHARE                                 $       --     $       --
                                                           ==========     ==========


The results for the periods ended May 31, 1999 and 1998 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 1999 and 1998.

The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

          For the Three Months Ended May 31, 1999 and 1998 (Unaudited)


                                                              1999           1998
                                                           ----------     ----------
REVENUES
--------

         Sales of Services                                 $2,019,438     $1,478,402
         Sales of Equipment, Software and Supplies                -0-            -0-
         Other Income                                          27,136         34,044
                                                           ----------     ----------
                                                            2,046,574      1,512,446
                                                           ----------     ----------

COSTS AND EXPENSES
------------------

         Operating Expenses                                 1,202,379        926,567
         Selling and Administrative Expenses                  579,233        535,456
         Depreciation and Amortization                         54,501         41,949
         Cost of Equipment, Software and Supplies Sold            -0-            -0-
         Interest Expense                                       7,610          3,175
                                                           ----------     ----------
                                                            1,843,723      1,507,147
                                                           ----------     ----------


INCOME BEFORE INCOME TAXES                                    202,851          5,299
LESS:  PROVISION FOR INCOME TAXES                              75,000          2,000
                                                           ----------     ----------

NET INCOME                                                 $  127,851     $    3,299
                                                           ==========     ==========


Average Number of Shares Outstanding                        4,037,255      4,037,255
                                                           ----------     ----------

EARNINGS PER COMMON SHARE                                  $      .03     $      .00
(Basic and Diluted)                                        ==========     ==========


DIVIDENDS PER COMMON SHARE                                 $       --     $       --
                                                           ==========     ==========


The results for the period ended May 31, 1999 and 1998 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 1999 and 1998.

The accompanying notes are an integral part of these financial statements.

D. COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998 (UNAUDITED)

                                                                                  1999              1998
                                                                               -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income                                                                     $   263,266      $   226,701
                                                                               -----------      -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

          Depreciation and Amortization                                            133,929          121,998
          Provision for Losses on Accounts Receivable                                7,500              -0-
Change in Assets and Liabilities:
          Accounts Receivable                                                     (451,851)         (72,065)
          Inventories                                                                2,270         (106,357)
          Prepaid Expenses                                                          21,260           (4,943)
          Accounts Payable, Accrued Expenses and Other Current Liabilities          23,542          (47,989)
          Customer Deposits                                                         (7,250)          17,666
                                                                               -----------      -----------
               Total Adjustments                                                  (270,600)         (91,690)
                                                                               -----------      -----------
               Net Cash Provided by (Used by) Operating Activities                  (7,334)         135,011
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to Equipment and Leasehold Improvements                       (107,062)        (198,037)
          Short-Term Investment Maturities                                       2,125,000        1,519,033
          Additions to Other Assets                                                (27,440)         (47,454)
          Additions to Short-Term Investments                                   (2,279,573)        (900,000)
                                                                               -----------      -----------
               Net Cash Provided by (Used by)Investing Activities                 (289,075)         373,542
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Payments on Capital Lease Obligations                                     (59,901)         (46,938)
         Proceeds from Line of Credit                                              200,000              -0-
         Payment on Line of Credit                                                (150,000)             -0-
                                                                               -----------      -----------
               Net Cash (Used by) Financing Activities                              (9,901)         (46,938)
                                                                               -----------      -----------

               Net Increase (Decrease) in Cash                                    (306,310)         461,615

Cash and Cash Equivalents at August 31, 1998 and 1997                              766,823          336,259
                                                                               -----------      -----------
Cash and Cash Equivalents at May 31, 1999 and 1998                             $   460,513      $   797,874
                                                                               ===========      ===========


CASH PAID DURING THE PERIOD

             Interest                                                          $    19,759      $    10,660
                                                                               ===========      ===========
             Income Taxes                                                      $    85,000      $    97,000
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

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 31, 1999


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

         REVENUES

                  The total revenues for the first nine months of the 1999 fiscal year increased approximately 16% over the previous year to a total of $5,763,917. This is attributable to increased revenues from some existing clients, as well as from new clients added during the period.

                  The total revenues for the third quarter of the 1999 year were $2,046,575 or an increase of approximately 35% over the previous year. This increase resulted primarily from additional clients during the current year, as well as increased revenues from some existing clients.

         COSTS AND EXPENSES

                  The total costs and expenses for the first nine months of the 1999 fiscal year increased approximately 16% over the comparable period of the previous year to a figure of $5,381,519. The primary contributors to this increase were increased data communications costs and fees for outside services, as well as increased payroll costs.

                  The total costs and expenses for the third quarter of the 1999 fiscal year increased approximately 22% over the previous year to a figure of $1,836,113. This increase is attributable to the items mentioned above, as well as to the cost associated with the increased business generated by the Company.

         PROVISION FOR INCOME TAXES

                  Tax expense is normally accrued at 36% of income before taxes for financial reporting purposes. In filing the year-end 1998 tax returns, the Company generated tax refunds of approximately $20,000 higher than had been previously estimated. This tax benefit is recorded as a reduction of current year tax expense.

         NET INCOME

                  The net income for the first nine months of the 1999 fiscal year was $263,266 or $.07 per share as compared to $226,701 or $.06 per share for the previous year.

                  The net income for the fiscal third quarter of the current year was $127,851 or $.03 per share as compared to $3,299 or $.00 per share for the previous year.

2.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $2.6 million in cash, cash equivalents and short- term investments at the end of the third quarter of the 1999 fiscal year. In addition, approximately $700,000 of a $750,000 line of credit was available at the end of the third quarter. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

3.       SOFTWARE MODIFICATION FOR YEAR 2000

         The software product line of the Company had been originally designed to reflect the year as two digits (i.e, 99 = 1999). This design would have created problems for processing at the turn of the century since the 00 representation for the year 2000 would have been interpreted by the software to be 1900. However, as part of the conversion project to the IBM AS/400, each date field in the entire product line was modified to contain a four digit representation for the year. This new design format should enable the software to accurately handle transactions beginning in the year 2000. During the first nine months of the 1999 fiscal year, the Company completed extensive securities industry mandated testing for predetermined critical calendar dates in the year 2000 and above in order to verify system processing accuracy. While it would be impossible to guarantee that there will be no problems with the system at the turn of the century, the management of the Company is confident that there will be little, if any, disruptions. In any event, the Company has developed contingency plans which require management, staff members and other resources to be available to react promptly should a problem occur. Additionally, the Company is continuing to monitor and evaluate its third party software and hardware suppliers, as well as firms with which it has a communications interface to determine that these suppliers will also be year 2000 compliant. The Company does not expect to incur any substantial cost in the system testing and vendor evaluation.

4.       CONVERSION OF OPERATIONS TO THE IBM AS/400 COMPUTER CONFIGURATION

         During the third quarter of the 1999 fiscal year, the Company completed the project of converting its service business to operating on the IBM AS/400 platform. As of the end of the third quarter of the current year, all of the Company's service business is now operational on the IBM platform. As a result, the Company is no longer dependent upon previously utilized computer mainframe equipment which was not year 2000 compliant.

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



                                                  COMPUTER RESEARCH, INC.
                                         ---------------------------------------
                                                       (Registrant)



Date July 14, 1999                                /s/ James L. Schultz
    --------------                       ---------------------------------------
                                         James L. Schultz, President & Treasurer