Form 10KSB
period 1999-08-31
COMPUTER RESEARCH INC
filed 1999-11-24
CIK 201511

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1999
                           Commission File No. 0-5954

                             COMPUTER RESEARCH, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

         Pennsylvania                                   25-1201499
--------------------------------            -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or organization)

Southpointe Plaza I, Suite 300, 400 Southpointe Boulevard, Canonsburg, PA 15317
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (724) 745-0600
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

                                                Yes __X__          No ______

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's Revenue during the Fiscal Year 1999:    $7,828,303

         The aggregate market value of 2,314,553 voting shares held by non-affiliates of the Issuer, computed by reference to $1.28 (which is the average of the bid and ask prices of the Issuer's Common Stock on October 31, 1999, of $1.1875 and $1.375 respectively) is $2,962,628.

         As of October 31, 1999, the Issuer had 4,037,255 shares of Common Stock, without par value, outstanding.

         Documents Incorporated by Reference:

            1. Proxy Statement for the Registrant's next annual meeting of shareholders, which is to be filed not later than December 31, 1999, is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


ITEM 1.  BUSINESS

         CORPORATE STRUCTURE

         Computer Research, Inc. (Registrant), a Pennsylvania corporation organized in July 1969, is a data processing service company providing data processing, accounting and recordkeeping services to securities firms, banks and other financial institutions. The principal office and a data center for the Registrant is located at Southpointe Plaza I, a suburban office park complex in Canonsburg, Pennsylvania, which is approximately 20 miles south of downtown Pittsburgh, Pennsylvania. The Registrant maintains a full service data center staffed with systems, programming, operations and client service personnel at Denver Place, 999 18th Street, Denver, Colorado, and also utilizes the data processing facilities of Wachovia Operational Services Corporation located in Winston-Salem, North Carolina. A service and sales support office is located in the Wall Street area of New York City.

         SERVICES OFFERED

         The principal data processing service offered by the Registrant is an IBM AS/400 computerized "Accounting and Recordkeeping System" that is utilized by stock and bond brokerage firms, as well as brokerage subsidiaries and capital markets divisions of banks. A fully integrated subsystem of software modules operated on the IBM AS/400 computer equipment offers a comprehensive automated system for serving financial institutions with brokerage accounting, institutional safekeeping, capital markets and portfolio accounting. The system provides such firms with on-line retrieval, reports and records on a day-to-day basis utilizing daily business transaction data which is prepared by the client. Presently, this service is being utilized by approximately 45 financial institutions throughout the country.

         RESELLER AGREEMENTS

         The Registrant offers its clients three products that it has obtained through reseller agreements.

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

         The Registrant also offers its clients an internet utilized system which permits customers of the client firm to view their account balances and current positions, as well as place buy and sell orders over the "world wide web" on a 24 hour, seven day per week, basis.

         Another reseller product is a computerized data and document imaging system which electronically facilitates the storage and retrieval of data records and documents. The system catalogs and manages the storage of this information on optical disk files and provides automated retrieval for displaying or printing the stored information.

         COMPETITION

         The Registrant's competition for its "Accounting and Recordkeeping System" is primarily from three sources, (a) other independent data processing service companies, (b) in-house computer systems, and (c) correspondent clearing firms that offer trade clearing and recordkeeping and accounting services to securities firms on a "fully disclosed basis". The Registrant's "System" is also designed to offer recordkeeping and accounting services to such clearing firms on a correspondent basis, as well as to banks that offer safekeeping services to other banks and financial institutions.

         JOINT VENTURE

         During the 1999 fiscal year, the Registrant completed transferring all of its clients to be serviced from the IBM AS/400, which was the result of a nearly five year project for converting the software to function on the IBM platform. The conversion project also included modifying the entire software product line to encompass an expanded eight digit date format to accurately handle processing after the year 2000 (see Year 2000). The conversion project to the AS/400, from a previously utilized non-year 2000 compliant computer mainframe configuration, was the result of a joint venture transaction between Wachovia Operational Services Corporation (WOSC) and the Registrant. In return for providing funds for and participating in the software modification and conversion, the joint venture arrangement gave WOSC a perpetual Software License Agreement to utilize the converted software for the internal servicing of its affiliate, Wachovia Investments, Incorporated (WII), a former full service client of the Registrant. As a result, beginning in the second quarter of the 1998 fiscal year, WOSC utilized its Software License Agreement to begin offering processing services to WII. The loss of WII, which accounted for approximately 20% of the 1997 revenues, contributed to a 13% decrease in the Registrant's 1998 total revenues. During the 1999 fiscal year, increased business from existing clients, combined with revenues generated by new clients, enabled the Registrant to replace the amount of revenues which resulted from the loss of WII.

         DATA PROCESSING FACILITIES

         The Registrant has IBM AS/400 computer equipment located at its suburban Pittsburgh, Pennsylvania, and Denver, Colorado, data centers in support of its service business. In addition, the Registrant has entered into a service agreement with Wachovia Operational Services Corporation (WOSC) for purchasing computer processing time on an IBM AS/400 computer located in Winston-Salem, North Carolina.

         EMPLOYEES

         The Registrant presently employs approximately 50 non-unionized employees. The majority of the Registrant's employees are located at the corporate headquarters in suburban Pittsburgh, Pennsylvania, as well as its Denver, Colorado, data center. In general, Registrant's relations with its employees have been satisfactory.

         YEAR 2000

         In previous years, in an effort to efficiently utilize expensive computer storage facilities, many computer software systems were developed utilizing two digits to identify a year (for example, "98" was used to represent "1998"). Such programs left untouched, would read "00" as the year "1900" and thus, would not accurately recognize dates beginning with the year 2000 (Y2K). Such failures could cause disruptions in normal business operations, as well as problems in maintaining computerized financial and accounting records. Much of the Registrant's software was originally developed utilizing the two digit year.

         In support of being prepared to process accurately after the Y2K, all of the Registrant's software was modified during the past four years to contain a four digit year. This modification was performed and funded as part of a joint venture project with Wachovia Operational Services Corporation for converting the software to operate on an IBM AS/400 (see Joint Venture). As a result, the Registrant incurred no substantial costs for this software modification. At the start of the third quarter of the Registrant's 1999 fiscal year, all of the Registrant's service business was operating on a Y2K compliant four digit year IBM AS/400 system.

         During the past two years, the Registrant, supported by the involvement of some of its clients, completed extensive detail testing of its software and firmly believes that it is prepared for processing beginning in the year 2000.

         In providing its services to its clients, the Registrant's computer software is interfaced with over 100 other organizations that provide computer services to the financial industry. Many of those organizations have not modified their software from two digits to a four digit platform. As a result, when receiving data transmission from these organizations, situations exist which require the Registrant to programmatically apply the appropriate two digit century designation to the transaction (windowing) when it is entered into the Registrant's computer system. In support of verifying the validity of this "windowing technique", as well as verifying the accuracy of the Registrant's software for processing after Y2K, during the past year, the Registrant successfully participated in financial industry system testing mandated by the Securities Industry Association.

         The Registrant is also dependent upon vendors that supply it with computer software and equipment, as well as public utilities and communications suppliers that may be subject to the Y2K issue. The Registrant has received written responses from these suppliers indicating that they have addressed the Y2K issue and do not anticipate major disruptions in the year 2000.

         As the Registrant approaches the start of the year 2000, it believes that all modifications and precautions have been taken to assure that there will be no significant interruption in its operation caused by the Y2K issue. However, there is no guarantee that Y2K problems will not exist with the Registrant's software or with any of the vendors or suppliers that it utilizes. As a result, the Registrant will employ contingency plans which require management, staff members and other resources to be available to react promptly should a problem occur. The Registrant believes that with the contingent plans and facilities that are in place, any unanticipated disruption for Y2K problems will be of a minimum nature.

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

ITEM 2.  PROPERTIES

         Registrant's principal facilities, all of which are leased, are as follows:

                                                       APPROX. SQ.           LEASE EXPIRATION
                                                         FT. OF               DATE (INCLUDING
 LOCATION              TYPE OF FACILITY                FLOOR SPACE            RENEWAL OPTIONS)
 --------              ----------------                -----------            ----------------
Canonsburg, PA         Executive Offices                 16,010                   10/31/02
                       and a Suburban
                       Pittsburgh Data Center

Denver, CO             Offices & Operations               8,566                   12/31/01
                       of the Denver Data
                       Center

New York, NY           Branch Office                        850                   8/31/03


         The Registrant's aggregate rental expense for the above properties for the year ended August 31, 1999, was approximately $517,000. The rental expense to be incurred by the Registrant for rentals during the fiscal year ending August 31, 2000, is anticipated to be approximately $479,000. With the conversion of the software to operate on the compact IBM AS/400 configuration, the Registrant did not require the large data center space configured at its Denver location. The Registrant contracted with the Denver landlord to reconfigure some of the Denver data center space to contain office facilities as opposed to a large computer room facility. The redesign was completed during the fourth quarter of the current fiscal year at a cost to the Registrant of approximately $60,000.

         During the third quarter of the 1999 fiscal year, the Registrant completed the conversion of all of its data processing service business to operate on the IBM AS/400 computer configuration. As a result, two Honeywell Bull DPS7000 computer mainframe systems are no longer in use at its Denver data center. These two Honeywell Bull configurations were fully depreciated in previous years. The Registrant has IBM AS/400 computer equipment at its Denver data center on an equipment lease which expires in March of 2000. In addition, the Pittsburgh data center is equipped with IBM AS/400 equipment that is on a lease that expires in November of 2002.

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

         As of October 31, 1999, there were approximately 900 shareholders.

         The following tables set forth the range of high and low closing bid prices of the Registrant's Common Stock for the periods indicated and were derived from the NASDAQ Over-the-Counter Bulletin Board. All prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                Bid Prices
                                     -----------------------------------
Ended August 31, 1999
                                     High                        Low
                                     ----                        ---
   First quarter                     1-1/8                       7/8
   Second quarter                    1-5/8                       13/16
   Third quarter                     2-9/16                      15/16
   Fourth quarter                    1-15/16                     13/16


                                                 Bid Prices
                                     -----------------------------------
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

II.      RESULTS OF OPERATIONS

         The Registrant's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. The Registrant's revenues are directly affected by stock and bond market trading volume which indirectly impacts the number of transactions processed for its clients. In addition, the clients serviced are subject to mergers and acquisitions or may choose to convert their business from the currently utilized self-clearing approach to a fully disclosed basis under which their recordkeeping needs would be supplied by a clearing agent, after which the Registrant's services may not be required. The Registrant could be positively or negatively impacted by a merger involving one of its clients. The Registrant has been notified that due to the result of being acquired, a client that accounted for 11.6% of the 1999 revenues will be terminating the Registrant's services at the beginning of the fiscal third quarter of the year 2000. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of the results of operations to be expected for the coming year or any specific period. The Registrant intends to continue soliciting new business on a service basis, as well as an in-house license agreement basis.

    REVENUES:

         The total revenues for the year ended August 31, 1999, were approximately $7.8 million or an approximate 16% increase over the 1998 fiscal year. This was primarily the result of an increased number of transactions generated by new clients, as well as some of the existing banking and brokerage clients. As set forth below, the loss of revenues of a full service major client during the second quarter of the 1998 fiscal year was the primary reason for an approximate 13% decrease in 1998 revenues as compared to the previous year.

         In March of 1996, the Registrant and Wachovia Operational Services Corporation (WOSC), an affiliate of a major client that in the 1997 fiscal year accounted for more than 20% of the service revenues of the Registrant, entered into a joint agreement to provide funds to convert the Registrant's production software from its existing hardware platform to operate on an IBM AS/400 configuration. The converted software became operational on the IBM equipment during the 1997 fiscal year. In consideration for its participation in the conversion project, WOSC obtained a perpetual operating license agreement which it utilized beginning in the second quarter of the 1998 fiscal year to service Wachovia Investments, Incorporated, a previous full service major customer of the Registrant. As a result of this transaction, the net revenue loss for 1998 amounted to approximately $1,000,000.

     COSTS AND EXPENSES:

         The total costs and expenses for the year ended August 31, 1999, were approximately $7.2 million which is an increase of approximately 13% over the previous year. Increased employee payroll costs, employee benefits, fees related to license agreements, as well as a requirement for the purchase of outside software support, were the primary contributors to this increase.

         The total costs and expenses for the year ended August 31, 1998, were approximately equal to the previous year.

     NET INCOME:

         The net income for the year ended August 31, 1999, was $460,651 or $.11 per share as compared to $261,822 or $.06 per share for the previous year.

III.     LIQUIDITY AND CAPITAL RESOURCES

         The Registrant had approximately $2.9 million in cash, cash equivalents and short-term investments at the end of the 1999 fiscal year. In addition, a $750,000 unused line of credit is available. This, along with funds generated by operations, should adequately support the operating needs of the Registrant in the near term.

         During the first quarter of the 1999 fiscal year, the Registrant entered into a lease for approximately $292,000 of computer equipment located at its Pittsburgh data center which will expire in October of 2002. In addition, during the 1998 fiscal year, the Registrant entered into a lease for approximately $215,000 of computer equipment located at its Denver data center which will expire in April of 2000.

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

                          (10)(i) The lease for the Registrant's Corporate
headquarters and data center in Canonsburg, Pennsylvania, is incorporated by reference to the Form 10-K Annual Report for the fiscal year ended August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER RESEARCH, INC.
                                          (Registrant)

                                          By: /s/ James L. Schultz
                                             ----------------------------------
                                              James L. Schultz, President

Dated: November 23, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                           By: /s/ James L. Schultz
                                             ----------------------------------
                                               James L. Schultz, Director
                                               Chief Executive Officer,
                                               Treasurer and Principal Financial
                                               and Accounting Officer

                                           Date: November 23, 1999


                                           By: /s/ David J. Vagnoni
                                             ----------------------------------
                                               David J. Vagnoni, Director
                                               Executive Vice President

                                           Date: November 23, 1999


                                           By: /s/ Kenneth C. Ebbitt
                                             ----------------------------------
                                               Kenneth C. Ebbitt, Director

                                           Date: November 23, 1999


                                           By: /s/ K. David Klotz
                                             ----------------------------------
                                               K. David Klotz, Director

                                           Date: November 23, 1999

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

               COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                  (Item 13(a))

Report of Independent Public Accountants -- Page 14

Balance Sheets -- Pages 15 and 16
         August 31, 1999 and 1998

Statements of Earnings -- Page 17
         Years Ended August 31, 1999 and 1998

Statements of Changes in Stockholders' Equity -- Page 18
         Years Ended August 31, 1999 and 1998

Statements of Cash Flows -- Page 19
         Years Ended August 31, 1999 and 1998

Notes to Financial Statements -- Pages 20 to 27

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Computer Research, Inc.:

We have audited the accompanying balance sheets of Computer Research, Inc. as of August 31, 1999 and 1998, and the related statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Research, Inc. as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     /s/ ARTHUR ANDERSEN LLP

                                                     ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
October 28, 1999

                             COMPUTER RESEARCH, INC.
                                 BALANCE SHEETS
                                   AUGUST 31,


                                  ASSETS:
                                                                           1999                   1998
                                                                        -----------           -----------
 CURRENT ASSETS
   Cash and cash equivalents                                            $   449,698           $   766,823
   Short-term investments                                                 2,439,882             1,996,700
   Accounts receivable, net of allowance of $37,500 and
   $30,000 in 1999 and 1998, respectively                                 1,058,999               721,239
   Inventories                                                                7,152                43,891
   Prepaid expenses                                                          52,689                79,955
   Deferred tax asset                                                        25,000                    --
                                                                        -----------           -----------
         Total current assets                                             4,033,420             3,608,608
                                                                        -----------           -----------
PROPERTY AND EQUIPMENT - AT COST
   Data processing equipment                                              1,765,116             1,672,213
   Data processing equipment under capital leases                           446,471               256,471
   Leasehold improvements                                                   185,008               154,551
   Office equipment                                                         580,574               535,887
                                                                        -----------           -----------
                                                                          2,977,169             2,619,122
   Less accumulated depreciation and amortization                        (2,249,900)           (2,064,718)
                                                                        -----------           -----------
                                                                            727,269               554,404
                                                                        -----------           -----------
OTHER LONG-TERM ASSETS                                                       43,998                39,905
                                                                        -----------           -----------
                                                                        $ 4,804,687           $ 4,202,917
                                                                        ===========           ===========



The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                                 BALANCE SHEETS
                                   AUGUST 31,

                   LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                                            1999                1998
                                                                         ----------          ----------
CURRENT LIABILITIES
   Current portion of capital leases                                     $   81,072          $   37,765
   Accounts payable                                                         125,117             149,382
   Customer deposits                                                         76,700              97,650
   Unearned revenue                                                          17,001                  --
   Accrued liabilities
      Compensation and payroll taxes                                        129,607              76,281
      Vacation                                                              260,593             281,058
   Income taxes                                                              42,000              13,000
   Other                                                                        290                 330
                                                                         ----------          ----------
         Total current liabilities                                          732,380             655,466

LONG-TERM PORTION OF CAPITAL LEASES                                         161,266              97,061
                                                                         ----------          ----------
         Total liabilities                                                  893,646             752,527
                                                                         ----------          ----------

STOCKHOLDERS' EQUITY
   Common stock - no par value; $.0008 stated value;
   5,000,000 shares authorized; 4,037,255 shares
   issued and outstanding                                                     3,230               3,230
   Additional paid-in capital                                               744,342             744,342
   Retained earnings                                                      3,163,469           2,702,818
                                                                         ----------          ----------
         Total stockholders' equity                                       3,911,041           3,450,390
                                                                         ----------          ----------
         Total liabilities and stockholders' equity                      $4,804,687          $4,202,917
                                                                         ==========          ==========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                             STATEMENTS OF EARNINGS
                         FOR THE YEARS ENDED AUGUST 31,


                                                                    1999             1998
                                                                 ----------       ----------
REVENUES
   Sales of services                                             $7,436,873       $6,424,501
   Sales of equipment and supplies                                   75,684          188,837
   Other income                                                     315,746          165,180
                                                                 ----------       ----------
         Total Income                                             7,828,303        6,778,518
                                                                 ----------       ----------

COSTS AND EXPENSES
   Cost of services                                               4,387,430        3,839,980
   Cost of equipment and supplies sold                               58,211          148,790
   Selling and administrative expenses                            2,499,264        2,211,543
   Depreciation and amortization                                    201,009          156,855
   Interest expense                                                  26,606           13,528
                                                                 ----------       ----------
         Total Expense                                            7,172,520        6,370,696
                                                                 ----------       ----------

         Earnings before income taxes                               655,783          407,822
PROVISION FOR INCOME TAXES                                          195,132          146,000
                                                                 ----------       ----------

NET EARNINGS                                                     $  460,651       $  261,822
                                                                 ==========       ==========
Earnings per common share (basic and diluted)                    $     0.11       $     0.06
                                                                 ==========       ==========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998


                                             ADDITIONAL
                                 COMMON        PAID-IN       RETAINED
                                 STOCK         CAPITAL        EARNING            TOTAL
                                 ------       --------       ----------       ----------
Balance at August 31, 1997       $3,230       $744,342       $2,440,996       $3,188,568
   Net Earnings                      --             --          261,822          261,822
                                 ------       --------       ----------       ----------
Balance at August 31, 1998        3,230        744,342        2,702,818        3,450,390
   Net earnings                      --             --          460,651          460,651
                                 ------       --------       ----------       ----------
Balance at August 31, 1999       $3,230       $744,342       $3,163,469       $3,911,041
                                 ======       ========       ==========       ==========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,


                                                                      1999               1998
                                                                    ---------         ---------
Net earnings                                                        $ 460,651         $ 261,822
                                                                    ---------         ---------
Adjustments to reconcile net earnings to net cash
provided by operating activities
    Depreciation and amortization                                     201,009           156,855
    Provision for bad debts                                             7,500                --
    Gain on sale of fixed assets                                           --              (647)
    Change in assets and liabilities
      Accounts receivable                                            (345,260)          134,984
      Inventories                                                      36,739            (3,121)
      Prepaid expenses                                                 27,266           (13,242)
      Deferred tax asset                                              (25,000)               --
      Other assets                                                    (19,920)          (39,905)
      Accounts payable, accrued liabilities and other
      current liabilities                                              37,556          (134,849)
      Unearned revenue                                                 17,001                --
      Customer deposits                                               (20,950)              850
                                                                    ---------         ---------
                                                                      (84,059)          100,925
                                                                    ---------         ---------
         Net cash provided by operating activities                    376,592           362,747
                                                                    ---------         ---------
Cash flows from investing activities
  Proceeds from the sale of fixed assets                                   --               647
  (Purchases) sales of short-term investments, net                   (443,182)          381,548
  Additions to property and equipment                                (168,047)         (286,591)
                                                                    ---------         ---------
         Net cash (used in) provided by investing activities         (611,229)           95,604
                                                                    ---------         ---------
Cash flows from financing activities
  Payments on long-term obligations                                   (82,488)          (27,787)
                                                                    ---------         ---------
         Net cash used in financing activities                        (82,488)          (27,787)
                                                                    ---------         ---------

         NET (DECREASE) INCREASE IN CASH                             (317,125)          430,564

Cash and cash equivalents at beginning of year                        766,823           336,259
                                                                    ---------         ---------
Cash and cash equivalents at end of year                            $ 449,698         $ 766,823
                                                                    =========         =========


The accompanying notes are an integral part of these statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

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

SHORT-TERM INVESTMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company has classified all of its short-term investments which consist of various debt securities as "available for sale" at August 31, 1999 and 1998. The estimated market value of such investments held at August 31, 1999 and 1998, approximated the carrying value. All investments in debt securities held by the Company at August 31, 1999 and 1998, have an original maturity date of twelve months or less.

INVENTORIES

Inventories, which primarily consist of equipment for sale, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over the following estimated useful lives:

         Data processing equipment                                 5 years
         Data processing equipment under capital lease             Lease term
         Leasehold improvements                                    Lease term
         Office equipment                                          5 years
         Other long-term assets                                    2 years

Accelerated depreciation methods are used for tax purposes. Maintenance and repairs are charged to operation as incurred.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

During fiscal year 1998, the Company's conversion of its software to operate on an IBM AS/400, and in conjunction with the move of the Company's headquarters, the Company disposed of property and equipment with an original cost of $3,276,000. This property and equipment primarily consisted of the Bull computer and related equipment, as well as equipment that was leased to customers and was then obsolete. All items disposed of were fully depreciated. Immaterial proceeds were received for the disposed property and equipment.

REVENUE RECOGNITION

Sales of services, equipment and supplies are recognized when services are performed or when a product is installed. Rental income from operating leases is recognized over the respective lease terms.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

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

EARNINGS PER SHARE

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the disclosure of basic and diluted earnings per share and revises the method to calculate these amounts. As the Company did not have any common stock equivalents outstanding during 1999 or 1998, the adoption of this standard did not have an impact on earnings per share amounts. Weighted average common shares outstanding for the years ended August 31, 1999 and 1998 were 4,037,255.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company entered into capital lease obligations for the purchase of new equipment totaling $190,000 and $37,061 during the years ended 1999 and 1998, respectively. The Company paid the following amounts for interest and income taxes during each year.

                               1999           1998
                               ----           ----
        Interest             $ 27,000       $ 14,000
        Income taxes         $188,000       $146,000

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Statement No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). These statements did not have a significant impact on the Company's financial statements.

In fiscal year 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130), Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132), and Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133).

SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement had no impact on the Company's disclosures.

SFAS 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. This statement had no impact on the Company's disclosures.

SFAS 132 requires revision of certain footnote disclosure requirements related to pension and other retiree benefits. This statement had no impact on the Company's disclosures.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's disclosures.

NOTE B - NOTE PAYABLE TO BANK

Note payable to bank represents borrowings from a line of credit of up to the lesser of $750,000 or a specified percentage of eligible accounts receivable and inventory as defined in the note agreement. The line of credit, which expires January 29, 2000, bears interest at the prime interest rate plus I percent (or 9.5% at August 31, 1999). The line of credit is primarily collateralized by accounts receivable, equipment and inventory. Restrictive covenants in the note agreement, among other things, require the Company to maintain certain financial ratios. The Company borrowed and subsequently repaid $200,000 from the line of credit during 1999. No borrowings under the line of credit were made during 1998.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998


NOTE C - LONG-TERM OBLIGATIONS

Long-term obligations at August 31, 1999 and 1998 consist of obligations under capital leases for various data processing equipment. The leases, which expire on various dates through 2003, provide for monthly payments ranging from $1,417 to $6,211. Equipment under the capital leases had a cost of $446,000 and $256,000 and accumulated amortization of $172,000 and $107,000 as of August 31, 1999 and 1998, respectively.

Commitments for future minimum payments under these obligations are as follows:

                                                 2000       $ 98,753
                                                 2001         84,451
                                                 2002         74,532
                                                 2003         18,633
                                                            --------
                           Net minimum lease payments        276,369
                    Less amount representing interest        (34,031)
                                                            --------
              Present value of minimum lease payments        242,338
                                 Less current portion        (81,072)
                                                            --------
                                                            $161,266
                                                            ========

NOTE D - LEASE COMMITMENTS

The Company has several operating lease agreements for automobiles, equipment, and office space. Certain of the leases contain escalation clauses and require the Company to pay for taxes, utilities and other operating expenses of the lessor.

Rental expense charged to operations was $677,000 for the years ended August 31, 1999 and 1998. As of August 31, 1999, the Company is obligated to pay the following minimum annual rentals on operating leases.


              YEAR ENDING
              AUGUST 31,                   AMOUNT
              ----------                 ----------
                 2000                    $  525,127
                 2001                       479,314
                 2002                       364,276
                 2003                        63,456
                                         ----------
                                         $1,432,173
                                         ==========

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998


NOTE E - EQUIPMENT UNDER OPERATING LEASES TO CUSTOMERS

The Company leases minicomputers and data processing equipment, as lessor, under operating leases that have one-year or two-year initial lease terms. Customers may terminate these leases during the initial term only by purchasing or leasing equipment of equal or greater value from the Company. Property leased and property held for lease had a cost of $6,000 at August 31, 1998. These properties were substantially depreciated in each year.

NOTE F - STOCK OPTIONS

In fiscal year 1996, the Board of Directors approved a resolution to reserve 400,000 shares of common stock for issuance to key employees, directors and other advisors of the Company under a new stock incentive plan. As of August 31, 1999, the new plan had not yet been finalized and no options had been granted. No options were outstanding during 1999 or 1998.

The Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123), in October 1995. This statement established a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS 123 became effective for the year ended August 31, 1997. As the Company has no options outstanding at August 31,1999, this statement has no impact on the Company.

NOTE G - INCOME TAXES

The Company has recorded reduced provisions for income taxes for years prior to August 31, 1999, due to the utilization of federal and state net operating loss carryforwards. Reconciliations of the expected federal statutory rates and effective tax rates are summarized as follows:

                                                           1999       1998
                                                           ----       ----
         Expected statutory rate                           34.0%      34.0%
         State income taxes, net of federal benefit         1.9        1.3
         Permanent nondeductible expenditures               4.0        4.3
         Change in valuation allowance                     (8.2)      (4.2)
         Other                                             (1.9)       0.4
                                                           ----       ----
                                                           29.8%      35.8%
                                                           ====       ====

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998

NOTE G - INCOME TAXES (CONTINUED)

At August 31, 1999, the Company has state net operating loss carryforwards of approximately $4,000, which expire in fiscal year 2001. The utilization of the state net operating loss carryforwards could be subject to limitations in the future. All federal net operating loss carryforwards have been utilized during prior years.

Deferred tax assets and liabilities at August 31,1999 and 1998 consist of the following:


                                                 1999               1998
                                               --------           ---------
     Temporary differences related to:
         Accrued expenses and allowances       $121,000           $ 124,000
         Depreciation                           (20,000)             (3,000)
     Net operating loss carryforwards            (1,000)              8,000
     Valuation allowance                        (75,000)           (129,000)
                                               --------           ---------
     NET DEFERRED TAXES                        $ 25,000           $      --
                                               ========           =========

As a result of the uncertainty as to the ultimate recovery of its deferred tax assets, the Company had previously established a valuation allowance to fully reserve against the deferred tax assets. However, given the Company's net earnings in fiscal 1999 and 1998, and its estimates of future earnings, the Company believes it will be able to realize some of the benefits associated with the deferred tax assets in future periods. Therefore, the Company recorded $25,000 of the current year deferred tax asset on the financial statements. The valuation allowance against these deferred tax assets decreased by $54,000 and $50,000 for the years ended August 31, 1999 and 1998, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company has a qualified profit-sharing plan, which includes a salary reduction, deferred compensation feature under Section 401(k) of the Internal Revenue Code. Substantially, all employees are eligible to participate in this plan. Employer contributions to the plan are determined annually by the Board of Directors. Employer contribution expense for the years ended August 31, 1999 and 1998 was $98,000 and $54,000, respectively.

                             COMPUTER RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            AUGUST 31, 1999 AND 1998

NOTE I - MAJOR CUSTOMERS

The primary business of the Company consists of providing data processing and accounting services to banks, security broker/dealers and other financial institutions. Sales to three major customers amounted to approximately 20.0%, 11.6% and 10.4% of total revenues during the fiscal year ended August 31, 1999. Sales to two major customers amounted to approximately 16.7% and 12.0% of total revenues during the fiscal year ended August 31, 1998.

Subsequent to August 31, 1999, one of the Company's major customers (which comprised 11.6% of total revenues during fiscal year 1999) was acquired by a third party. As a result of this purchase, the Company will lose this customer effective March 2000.