Form 10QSB
period 1999-11-30
COMPUTER RESEARCH INC
filed 2000-01-12
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

        For the transition period from                    to
                                       ------------------    -----------------

                  Commission File No.        0-5954
                                      ------------------

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

                 4,037,255  (As of November 30, 1999)

                          PART I - FINANCIAL STATEMENTS


ITEM I


A. COMPUTER RESEARCH, INC. BALANCE SHEET


          November 30, 1999 (Unaudited) and August 31, 1999 (Audited)


                         ASSETS
                                                        NOVEMBER 30,      AUGUST 31,
                                                            1999             1999
                                                        -----------      -----------
CURRENT ASSETS
     Cash and Cash Equivalents                          $   655,723      $   449,698
     Short-Term Investments                               2,812,921        2,439,882
     Accounts Receivable - Trade
         (net of allowance for doubtful accounts
         of $37,500)                                        914,833        1,058,999
     Inventories at the Lower of Cost
         (first-in, first-out) or market                     16,675            7,152
     Prepaid Expenses                                        92,660           52,689
     Deferred Tax Asset                                      25,000           25,000
                                                        -----------      -----------
         Total Current Assets                             4,517,812        4,033,420
                                                        -----------      -----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                            1,820,831        1,765,116
     Data Processing Equipment Under Capital Leases         446,471          446,471
     Leasehold Improvements                                 185,008          185,008
     Office Equipment                                       596,367          580,574
                                                        -----------      -----------
                                                          3,048,677        2,977,169
     Less Accumulated Depreciation and Amortization      (2,303,803)      (2,249,900)
                                                        -----------      -----------
                                                            744,874          727,269

OTHER ASSETS                                                 30,030           43,998
                                                        -----------      -----------

                                                        $ 5,292,716      $ 4,804,687
                                                        ===========      ===========


The accompanying notes are an integral part of these financial statements.

           November 30, 1999 (Unaudited) and August 31, 1999 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            NOVEMBER 30,    AUGUST 31,
                                                                1999           1999
                                                            ------------    ----------
LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                   75,644         81,072
     Accounts Payable                                          141,938        125,117
     Accrued Payroll and Related Costs                         251,587        129,607
     Accrued Income Taxes                                      161,117         42,000
     Accrued Vacation                                          260,593        260,593
     Customer Deposits                                          93,701         93,701
     Other Liabilities                                             466            290
                                                            ----------     ----------
                  Total Current Liabilities                    985,046        732,380

LONG-TERM OBLIGATIONS                                          141,759        161,266
                                                            ----------     ----------

                  Total Liabilities                          1,126,805        893,646
                                                            ----------     ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                  3,230          3,230
     Additional Paid-In Capital                                744,342        744,342
     Retained Earnings                                       3,418,339      3,163,469
                                                            ----------     ----------

                   Total Stockholders' Equity                4,165,911      3,911,041
                                                            ----------     ----------
                                                            $5,292,716     $4,804,687
                                                            ==========     ==========


The accompanying notes are an integral part of these financial statements.

B. COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY


                          November 30, 1999 (Unaudited)


     DEBT                                                                                  AMOUNT
     ----                                                                                  ------

         Short-Term Line of Credit                                                         $   -0-
         Long-Term Debt (Including $75,644 due within one year)                             217,403
                                                                                           --------
                                    Total Debt                                             $217,403
                                                                                           ========



STOCKHOLDERS' EQUITY
--------------------
                                                                         SHARES ISSUED        AMOUNT
                                                                         -------------        ------
     Common Stock                                                          4,037,255       $    3,230
     Capital in Excess of Par Value                                                           744,342
     Retained Earnings -
         Balance at Beginning of Current Fiscal Year                                        3,163,469
         Net Income for Period                                                                254,870
                                                                                           ----------

                                                                                            3,418,339
                                                                                           ----------

     Total Stockholders' Equity                                                            $4,165,911
                                                                                           ==========

     The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

          For the Three Months Ended November 30, 1999 and 1998 (Unaudited)


                                                               1999          1998
                                                               ----          ----
REVENUES

         Sales of Services                                 $2,145,558     $1,643,708
         Sales of Equipment, Software and Supplies              3,000         27,500
         Other Income                                          34,787         30,946
                                                           ----------     ----------
                                                            2,183,345      1,702,154
                                                           ----------     ----------

COSTS AND EXPENSES

         Operating Expenses                                 1,079,805      1,034,359
         Selling and Administrative Expenses                  623,537        604,858
         Depreciation and Amortization                         61,490         37,729
         Cost of Equipment, Software and Supplies Sold          2,477         21,111
         Interest Expense                                       5,166          2,552
                                                           ----------     ----------
                                                            1,772,475      1,700,609
                                                           ----------     ----------


INCOME BEFORE INCOME TAXES                                    410,870          1,545
LESS:  PROVISION FOR INCOME TAXES                             156,000            500
                                                           ----------     ----------

NET INCOME                                                 $  254,870     $    1,045
                                                           ==========     ==========


Average Number of Shares Outstanding                        4,037,255      4,037,255
                                                           ----------     ----------

EARNINGS PER COMMON SHARE                                  $      .06     $      .00
                                                           ==========     ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                 $       --     $       --
                                                           ==========     ==========


         The results for the periods ended November 30, 1999 and 1998 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended November 30, 1999 and 1998.

         The accompanying notes are an integral part of these financial statements.

D. COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                                                    1999               1998
                                                                                                    ----               ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Income                                                                                      $    254,870       $      1,045
                                                                                                ------------       ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                               61,490             37,729
Change in Assets and Liabilities:
          Accounts Receivable                                                                        144,166           (396,463)
          Inventories                                                                                 (9,523)            11,027
          Prepaid Expenses                                                                           (39,971)           (30,316)
          Accounts Payable, Accrued Expenses and Other Current Liabilities                           258,094             99,504
          Customer Deposits                                                                              -0-             (7,250)
          Other Assets                                                                                 6,381            (12,479)
                                                                                                ------------       ------------
             Total Adjustments                                                                       420,637           (298,248)
                                                                                                ------------       ------------
             Net Cash Provided by (Used by) Operating Activities                                     675,507           (297,203)
                                                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                                          (71,508)           (61,154)
          Short-Term Investment Maturities                                                         1,775,000          1,225,000
          Additions to Short-Term Investments                                                     (2,148,039)        (1,421,875)
                                                                                                ------------       ------------
             Net Cash Provided by (Used by)Investing Activities                                     (444,547)          (258,029)
                                                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Capital Lease Obligations                                                      (24,935)           (14,275)
                                                                                                ------------       ------------
             Net Cash (Used by) Financing Activities                                                 (24,935)           (14,275)
                                                                                                ------------       ------------
             Net Increase (Decrease) in Cash                                                         206,025           (569,507)
Cash and Cash Equivalents at August 31, 1999 and 1998                                                449,698            766,823
                                                                                                ------------       ------------
Cash and Cash Equivalents at November 30, 1999 and 1998                                         $    655,723       $    197,316
                                                                                                ============       ============
CASH PAID DURING THE PERIOD
             Interest                                                                           $      5,166       $      2,552
                                                                                                ============       ============
             Income Taxes                                                                       $     36,883       $        -0-
                                                                                                ============       ============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

There were no noncash investing and financing activities during the periods.


The accompanying notes are an integral part of these financial statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED NOVEMBER 30, 1999


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


1.       RESULTS OF OPERATIONS

         The Company's principal source of revenue is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients. In addition, the clients serviced could be involved in mergers and acquisitions or may choose to convert their business from self-clearing to a fully disclosed basis which would eliminate the need for the accounting services provided by the Company. The Company could be positively or negatively impacted by a merger involving one of its clients. As the result of being acquired by a third party, a client that accounted for 11.6% of the 1999 revenues of the Company will be terminating the Company's services at the beginning of the fiscal third quarter of the current year. Also, due to the volatile nature of the industry served, the results of operations for the period represented are not necessarily indicative of results to be expected for the coming year or any specific period.

         REVENUES

                  The total revenues for the first three months of the 2000 fiscal year increased approximately 28% over the comparable period of the previous year to a total of $2,183,345. This is attributable to increased revenues from new banking and brokerage clients, as well as to increased revenues generated by some existing clients.

         COSTS AND EXPENSES

                  The costs and expenses for the first three months of the current year increased approximately 4% over the comparable period of the previous year.

         NET INCOME

                  The net income for the first three months of the 2000 fiscal year was $254,870 or $.06 per share as compared to $1,045 or $.00 per share for the comparable period of the previous year.

2.       CAPITAL RESOURCES AND LIQUIDITY

         The Company had approximately $3.4 million in cash, cash equivalents and short-term investments at the end of the first quarter of the 2000 fiscal year. In addition, the Company maintains an approximate $750,000 line of credit, if needed. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

3.       "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

         Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company's forward-looking statements are based upon operating budgets and many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors which could directly affect the business. Some factors, which could cause actual results to differ from expectations, include a general downturn in the economy or the stock markets and related transaction activity, gain or loss of significant clients, unforeseen new competition, changes in government policy or regulation, or costs and other effects related to unanticipated legal proceedings.

                           PART II - OTHER INFORMATION

Not applicable.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              COMPUTER RESEARCH, INC.
                                      ---------------------------------------
                                                   (Registrant)



Date    1/12/00                                 /s/ JAMES L. SCHULTZ
    --------------------              ---------------------------------------
                                      James L. Schultz, President & Treasurer