Form 10QSB
period 2000-02-29
COMPUTER RESEARCH INC
filed 2000-04-14
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended February 29, 2000
                                                        -----------------

/ /      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________ Commission File No. ____________0-5954_________________

                             COMPUTER RESEARCH, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Pennsylvania                                      25-1201499
-------------------------------------                      ----------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  _X_   No ______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 4,037,255  (As of February 29, 2000)
---------------------------------------------------------------

                          PART I - FINANCIAL STATEMENTS


ITEM I


A.       COMPUTER RESEARCH, INC. BALANCE SHEET
         -------------------------------------


           February 29, 2000 (Unaudited) and August 31, 1999 (Audited)


                                          ASSETS
                                          ------

                                                             FEBRUARY 29,           AUGUST 31,
                                                                2000                  1999
                                                                ----                  ----

CURRENT ASSETS
     Cash and Cash Equivalents                               $   511,709           $   449,698
     Short-Term Investments                                    2,782,151             2,439,882
      Accounts Receivable - Trade
          (net of allowance for doubtful accounts
          of $37,500)                                          1,074,334             1,058,999
     Inventories at the Lower of Cost
         (first-in, first-out) or market                           4,675                 7,152
     Prepaid Expenses                                            121,679                52,689
     Deferred Tax Asset                                           25,000                25,000
                                                             -----------           -----------

         Total Current Assets                                  4,519,548             4,033,420
                                                             -----------           -----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                   819,117             1,765,116
     Data Processing Equipment Under Capital Leases              388,779               446,471
     Leasehold Improvements                                      218,724               185,008
     Office Equipment                                            598,181               580,574
                                                             -----------           -----------
                                                               2,024,801             2,977,169
     Less Accumulated Depreciation and Amortization           (1,241,931)           (2,249,900)
                                                             -----------           -----------

                                                                 782,870               727,269
                                                             -----------           -----------

OTHER ASSETS                                                      23,172                43,998
                                                             -----------           -----------

                                                             $ 5,325,590           $ 4,804,687
                                                             ===========           ===========



The accompanying notes are an integral part of these financial statements.

A.       COMPUTER RESEARCH, INC. BALANCE SHEET - CONT'D.
         -----------------------------------------------


           February 29, 2000 (Unaudited) and August 31, 1999 (Audited)


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------


                                                                 FEBRUARY 29,        AUGUST 31,
                                                                    2000                1999
                                                                    ----                ----

LIABILITIES
-----------

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                    $   77,241          $   81,072
     Accounts Payable                                               111,281             125,117
     Accrued Payroll and Related Costs                              163,788             129,607
     Accrued Income Taxes                                           141,941              42,000
     Accrued Vacation                                               260,593             260,593
     Customer Deposits                                               76,700              93,701
     Other Liabilities                                                  466                 290
                                                                 ----------          ----------

                  Total Current Liabilities                          832,01             732,380

LONG-TERM OBLIGATIONS                                               121,839             161,266
                                                                 ----------          ----------

                  Total Liabilities                                 953,849             893,646
                                                                 ----------          ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                       3,230               3,230
     Additional Paid-In Capital                                     744,342             744,342
     Retained Earnings                                            3,624,169           3,163,469
                                                                 ----------          ----------

                   Total Stockholders' Equity                     3,911,041
                                                                                     ----------
                                                                 $5,325,590          $4,804,687
                                                                 ==========          ==========



The accompanying notes are an integral part of these financial statements.

B.   COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY
     ---------------------------------------------------------------


                          February 29, 2000 (Unaudited)


     DEBT                                                            AMOUNT
     ----                                                            ------

         Short-Term Line of Credit                                 $    -0-
         Long-Term Debt (Including $77,241 due within one year)      199,080
                                                                   ---------

                                    Total Debt                     $ 199,080
                                                                   =========




STOCKHOLDERS' EQUITY
--------------------

                                                     SHARES ISSUED     AMOUNT
                                                     -------------     ------

Common Stock                                          4,037,255      $    3,230
Capital in Excess of Par Value                                          744,342
Retained Earnings -
    Balance at Beginning of Current Fiscal Year                       3,163,469
    Net Income for Period                                               460,700
                                                                     ----------

                                                                      3,624,169

Total Stockholders' Equity                                           $4,371,741
                                                                     ==========



The accompanying notes are an integral part of these financial statements.

C.   COMPUTER RESEARCH, INC. STATEMENT OF INCOME
     -------------------------------------------

         For the Six Months Ended February 29, 2000 and 1999 (Unaudited)
         ---------------------------------------------------------------


                                                                   2000                1999
                                                                   ----                ----

REVENUES
--------

         Sales of Services                                      $4,190,915          $3,631,103
         Sales of Equipment, Software and Supplies                  45,000              27,500
         Other Income                                               75,820              58,738
                                                                ----------          ----------

                                                                 4,311,735           3,717,341
                                                                ----------          ----------

COSTS AND EXPENSES
------------------

         Operating Expenses                                      2,100,442           2,163,141
         Selling and Administrative Expenses                     1,284,635           1,261,967
         Depreciation and Amortization                             132,679              79,428
         Cost of Equipment, Software and Supplies Sold              39,477              21,111
         Interest Expense                                            9,728              12,149
                                                                ----------          ----------
                                                                 3,566,961           3,537,796
                                                                ----------          ----------


INCOME BEFORE INCOME TAXES                                         744,774             179,545
LESS:  PROVISION FOR INCOME TAXES                                  284,074              44,132
                                                                ----------          ----------

NET INCOME                                                      $  460,700          $  135,413
                                                                ==========          ==========


Average Number of Shares Outstanding                             4,037,255           4,037,255
                                                                                    ----------

EARNINGS PER COMMON SHARE                                       $      .11          $      .03
                                                                ==========          ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                      $       --          $       --
                                                                ==========          ==========


The results for the periods ended February 29, 2000 and 1999 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the six months ended February 29, 2000 and 1999.

The accompanying notes are an integral part of these financial statements.

C.       COMPUTER RESEARCH, INC. STATEMENT OF INCOME
         -------------------------------------------

         For the Fiscal Second Quarter Ended February 29, 2000 and 1999
         --------------------------------------------------------------


                                                                  2000                1999
                                                                  ----                ----

REVENUES
--------

         Sales of Services                                      $2,045,357          $1,987,396
         Sales of Equipment, Software and Supplies                  42,000                 -0-
         Other Income                                               41,032              27,792
                                                                ----------          ----------
                                                                 2,128,389           2,015,188
                                                                ----------          ----------

COSTS AND EXPENSES
------------------

         Operating Expenses                                      1,020,638           1,128,781
         Selling and Administrative Expenses                       661,098             657,110
         Depreciation and Amortization                              71,189              41,699
         Cost of Equipment, Software and Supplies Sold                                37,0 -0-
         Interest Expense                                            4,561               9,598
                                                                ----------          ----------
                                                                 1,794,486           1,837,188
                                                                ----------          ----------


INCOME BEFORE INCOME TAXES                                         333,903             178,000
LESS:  PROVISION FOR INCOME TAXES                                  128,074              43,632
                                                                ----------          ----------

NET INCOME                                                      $  205,829          $  134,368
                                                                ==========          ==========


Average Number of Shares Outstanding                             4,037,255           4,037,255
                                                                ----------          ----------

EARNINGS PER COMMON SHARE                                       $      .05          $      .03
                                                                ==========          ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                      $       --          $       --
                                                                ==========          ==========


The results for the periods ended February 29, 2000 and 1999 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended February 29, 2000 and 1999.

The accompanying notes are an integral part of these financial statements.

D.       COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS
         -----------------------------------------------

         FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999 (UNAUDITED)
         ---------------------------------------------------------------


                                                                                       2000                   1999
                                                                                       ----                   ----
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income                                                                          $   460,700           $   135,413
                                                                                    -----------           -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                 132,679                79,428
          Provision for Losses on Accounts Receivable                                       -0-                 7,500
Change in Assets and Liabilities:
          Accounts Receivable                                                           (15,335)             (446,903)
          Inventories                                                                     2,477               (11,088)
          Prepaid Expenses                                                              (68,990)              (21,578)
          Accounts Payable, Accrued Expenses and Other Current Liabilities              120,462                50,773
          Customer Deposits                                                             (17,001)               (7,250)
          Other Assets                                                                    8,901                   -0-
                                                                                    -----------           -----------
               Total Adjustments                                                        163,193              (349,118)
                                                                                    -----------           -----------
               Net Cash Provided by (Used by) Operating Activities                      623,893              (213,705)
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Equipment and Leasehold Improvements                            (176,355)              (75,665)
          Short-Term Investment Maturities                                            2,550,000             1,875,000
          Additions to Other Assets                                                         -0-               (29,960)
          Additions to Short-Term Investments                                        (2,892,269)           (1,694,833)
                                                                                    -----------           -----------
               Net Cash Provided by (Used by)Investing Activities                      (518,624)               74,542
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on Capital Lease Obligations                                          (43,258)              (37,865)
         Proceeds from Line of Credit                                                       -0-               200,000
         Payment on Line of Credit                                                          -0-              (100,000)
                                                                                    -----------           -----------

             Net Cash Provided by (Used by) Financing Activities                        (43,258)               62,135
                                                                                    -----------           -----------

               Net Increase (Decrease) in Cash                                           62,011               (77,028)
Cash and Cash Equivalents at August 31, 1999 and 1998                                   449,698               766,823
                                                                                    -----------           -----------
Cash and Cash Equivalents at February 29, 2000 and 1999                             $   511,709           $   689,795
                                                                                    ===========           ===========

CASH PAID DURING THE PERIOD
             Interest                                                               $     9,728           $    12,149
                                                                                    ===========           ===========
             Income Taxes                                                           $   184,133           $     9,000
                                                                                    ===========           ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------

In December 1998, the Company entered into a long term capital lease for additional computer equipment at a cost of $190,000.

The accompanying notes are an integral part of these financial statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 29, 2000


NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB.


NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


1.       RESULTS OF OPERATIONS

         The Company's principal source of revenues is derived from providing computerized accounting and support services to securities firms, banks and other financial institutions. Service revenues are directly affected by stock and bond trading market volume which indirectly impacts the number of transactions processed for the clients and by the overall condition of the financial services industry. The clients serviced could become involved in mergers and/or acquisitions or may choose to convert their business from self-clearing to a fully disclosed basis which could eliminate the need for the accounting services provided by the Company. The Company could be positively or negatively impacted by a merger involving one of its clients or by a consolidation trend in the financial services industry involving services or products. As the result of being acquired by a third party, a client that accounted for 12.2% of the firm's revenues for the first six months of fiscal year 2000 terminated the Company's services at the close of the second quarter of the current year. Accordingly, the Company anticipates third and fourth quarter overall performance to be less than first and second quarter performance, due primarily to an anticipated decline in revenues resulting from the loss of this client's business.

         Due to the volatile nature of the industry served, the results of operations, as reported for the period represented, are not necessarily indicative of results to be expected for the coming year or any specific period.

         REVENUES

                  The total revenues for the first six months of the current year increased approximately 16% over the comparable period of the previous year to a total of $4,311,735. This is attributable to an additional client added during the first six months of the current year as well as to an increase in revenues from some existing clients that have expanded their business since the comparable period of the previous year.

                  The total revenues for the second quarter of the current year were $2,128,389 or an increase of approximately 6% over the comparable period of the previous year as explained above.

         COSTS AND EXPENSES

                  The costs and expenses for the first six months of the current year were $3,566,961 or approximately equal to the previous fiscal year.

                  The costs and expenses for the fiscal second quarter of the current year decreased approximately 2% as compared to the comparable period of the previous year, some of which was attributable to a reduction in the number of employees on the payroll during the period which has subsequently been restored to the previous level.

         NET INCOME

                  The net income for the first six months of the current year was $460,700 or $.11 per share as compared to $135,413 or $.03 per share for the comparable period of the previous year. This increase is primarily due to the increase in revenues generated during the current year as well as to the Company's ability to maintain operating costs.

                  The net income for the fiscal second quarter of the current year was $205,829 or $.05 per share as compared to $134,368 or $.03 per share for the comparable period of the previous year.

2.       CAPITAL RESOURCES AND LIQUIDITY

         During the fiscal second quarter of the current year, the Company disposed of outdated computer equipment that had been previously fully depreciated.

         The Company had approximately $3.3 million in cash, cash equivalents and short- term investments at the end of the first six months of the 2000 fiscal year. In addition, the Company maintains an approximate $750,000 line of credit, if needed. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.

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

                          PART II - OTHER INFORMATION


ITEM 4


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 25, 2000. The following persons were elected to serve as the Company's Board of Directors until the next annual meeting of stockholders:

                                James L. Schultz
                                David J. Vagnoni
                                 Lynn M. Bushman
                                Kenneth C. Ebbitt
                                 K. David Klotz



                                   SIGNATURES



                                            COMPUTER RESEARCH, INC.
                                         ------------------------------
                                                   (Registrant)



Date April 14, 2000                      /s/ James L. Schultz
-------------------                      ---------------------------------------
                                         James L. Schultz, President & Treasurer