Form 10QSB
period 2000-05-31
COMPUTER RESEARCH INC
filed 2000-07-14
CIK 201511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended   May 31, 2000
                                                  ---------------

[ ]   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from              to
                                      -----------       -----------

                      Commission File No.    0-5954
                                         -------------

                       COMPUTER RESEARCH, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Pennsylvania                                  25-1201499
-------------------------------                        ----------------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                         Identification No.

Southpointe Plaza I, Suite 300, 400 Southpointe Boulevard, Canonsburg, PA 15317
-------------------------------------------------------------------------------
                 (Address of principal executive offices)

                                 (724) 745-0600
                           ---------------------------
                           (Issuer's telephone number)


    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                         4,037,255 (As of May 31, 2000)
                         ------------------------------

                          PART I - FINANCIAL STATEMENTS

ITEM I

A. COMPUTER RESEARCH, INC. BALANCE SHEET


             May 31, 2000 (Unaudited) and August 31, 1999 (Audited)


                                         ASSETS

                                                              MAY 31,           AUGUST 31,
                                                               2000                1999
                                                           -----------         -----------
CURRENT ASSETS
     Cash and Cash Equivalents                             $   654,003         $   449,698
     Short-Term Investments                                  2,993,523           2,439,882
      Accounts Receivable - Trade
         (net of allowance for doubtful accounts
         of $37,500)                                           760,325           1,058,999
     Inventories at the Lower of Cost
         (first-in, first-out) or market                         6,900               7,152
     Prepaid Expenses                                          106,914              52,689
     Deferred Tax Asset                                         43,750              25,000
                                                           -----------         -----------

         Total Current Assets                                4,565,415           4,033,420
                                                           -----------         -----------

EQUIPMENT and LEASEHOLD IMPROVEMENTS - At Cost
     Data Processing Equipment                                 975,439           1,765,116
     Data Processing Equipment Under Capital Leases            388,778             446,471
     Leasehold Improvements                                    218,724             185,008
     Office Equipment                                          601,324             580,574
                                                           -----------         -----------
                                                             2,184,265           2,977,169
     Less Accumulated Depreciation and Amortization         (1,297,663)         (2,249,900)
                                                           -----------         -----------

                                                               886,602             727,269
                                                           -----------         -----------

OTHER ASSETS                                                    18,787              43,998
                                                           -----------         -----------

                                                           $ 5,470,804         $ 4,804,687
                                                           ===========         ===========

The accompanying notes are an integral part of these financial statements.

             May 31, 2000 (Unaudited) and August 31, 1999 (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 MAY 31,         AUGUST 31,
                                                                  2000              1999
                                                               ----------        ----------
LIABILITIES

CURRENT LIABILITIES
     Current Portion of Long-Term Obligations                  $   76,028        $   81,072
     Accounts Payable                                              90,122           125,117
     Accrued Payroll and Related Costs                            214,254           129,607
     Accrued Income Taxes                                         196,670            42,000
     Accrued Vacation                                             260,593           260,593
     Customer Deposits                                             76,700            93,701
     Other Liabilities                                                532               290
                                                               ----------        ----------

                  Total Current Liabilities                       914,899           732,380

LONG-TERM OBLIGATIONS                                             104,342           161,266
                                                               ----------        ----------

                  Total Liabilities                             1,019,241           893,646
                                                               ----------        ----------


STOCKHOLDERS' EQUITY

     Common Stock - No Par Value; $.0008 Stated Value;
         10,000,000 Shares Authorized; 4,037,255 Shares
         Issued and Outstanding                                     3,230             3,230
     Additional Paid-In Capital                                   744,342           744,342
     Retained Earnings                                          3,703,991         3,163,469
                                                               ----------        ----------

                  Total Stockholders' Equity                    4,451,563         3,911,041
                                                               ----------        ----------
                                                               $5,470,804        $4,804,687
                                                               ==========        ==========


The accompanying notes are an integral part of these financial statements.

B. COMPUTER RESEARCH, INC. CAPITALIZATION AND STOCKHOLDERS' EQUITY

                            May 31, 2000 (Unaudited)

DEBT                                                                                    AMOUNT
         Short-Term Line of Credit                                                    $      -0-
         Long-Term Debt (Including $76,028 due within one year)                          180,370
                                                                                      ----------
                                    Total Debt                                        $  180,370
                                                                                      ==========




STOCKHOLDERS' EQUITY

                                                                    SHARES ISSUED       AMOUNT

     Common Stock                                                     4,037,255       $    3,230
     Capital in Excess of Par Value                                                      744,342
     Retained Earnings-
         Balance at Beginning of Current Fiscal Year                                   3,163,469
         Net Income for Period                                                           540,522
                                                                                      ----------

                                                                                       3,703,991
                                                                                      ----------

     Total Stockholders' Equity                                                       $4,451,563
                                                                                      ==========



The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

           For the Nine Months Ended May 31, 2000 and 1999 (Unaudited)


                                                               2000            1999
                                                            ----------       ----------
REVENUES

         Sales of Services                                  $5,953,913       $5,650,543
         Sales of Equipment, Software and Supplies              46,621           27,500
         Other Income                                          123,108           85,874
                                                            ----------       ----------
                                                             6,123,642        5,763,917
                                                            ----------       ----------

COSTS AND EXPENSES

Operating Expenses                                           3,070,685        3,365,520
         Selling and Administrative Expenses                 1,962,444        1,841,200
         Depreciation and Amortization                         191,822          133,929
         Cost of Equipment, Software and Supplies Sold          40,914           21,111
         Interest Expense                                       13,902           19,759
                                                            ----------       ----------
                                                             5,279,767        5,381,519
                                                            ----------       ----------

INCOME BEFORE INCOME TAXES                                     843,875          382,398
LESS:  PROVISION FOR INCOME TAXES                              303,353          119,132
                                                            ----------       ----------

NET INCOME                                                  $  540,522      $   263,266
                                                            ==========       ==========


Average Number of Shares Outstanding                         4,037,255        4,037,255
                                                            ----------       ----------

EARNINGS PER COMMON SHARE                                   $      .13       $      .07
                                                            ==========       ==========
(Basic and Diluted)

DIVIDENDS PER COMMON SHARE                                  $       --       $       --
                                                            ==========       ==========


The results for the periods ended May 31, 2000 and 1999 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the nine months ended May 31, 2000 and 1999.

The accompanying notes are an integral part of these financial statements.

C. COMPUTER RESEARCH, INC. STATEMENT OF INCOME

          For the Three Months Ended May 31, 2000 and 1999 (Unaudited)


                                                                   2000                1999
                                                                ----------          ----------
REVENUES

         Sales of Services                                      $1,762,998          $2,019,438
         Sales of Equipment, Software and Supplies                   1,621                 -0-
         Other Income                                               47,289              27,136
                                                                ----------          ----------
                                                                 1,811,908           2,046,574
                                                                ----------          ----------

COSTS AND EXPENSES

         Operating Expenses                                        970,243           1,202,379
         Selling and Administrative Expenses                       677,809             579,233
         Depreciation and Amortization                              59,143              54,501
         Cost of Equipment, Software and Supplies Sold               1,437                 -0-
         Interest Expense                                            4,175               7,610
                                                                ----------          ----------
                                                                 1,712,807           1,843,723
                                                                ----------          ----------

INCOME BEFORE INCOME TAXES                                          99,101             202,851
LESS:  PROVISION FOR INCOME TAXES                                   19,279              75,000
                                                                ----------          ----------

NET INCOME                                                      $   79,822          $  127,851
                                                                ==========          ==========

Average Number of Shares Outstanding                             4,037,255           4,037,255
                                                                ----------          ----------

EARNINGS PER COMMON SHARE                                       $      .02          $      .03
(Basic and Diluted)                                             ==========          ==========


DIVIDENDS PER COMMON SHARE                                      $       --          $       --
                                                                ==========          ==========


The results for the periods ended May 31, 2000 and 1999 are unaudited and are not necessarily indicative of the results to be expected for the year. All known adjustments necessary for a fair presentation of the financial information of the Company have been reflected for the three months ended May 31, 2000 and 1999.

The accompanying notes are an integral part of these financial statements.

D. COMPUTER RESEARCH, INC. STATEMENT OF CASH FLOWS

           For the Nine Months Ended May 31, 2000 and 1999 (Unaudited)

                                                                                     2000                 1999
                                                                                  -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income                                                                        $   540,522         $   263,266
                                                                                  -----------         -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

          Depreciation and Amortization                                               191,822             133,929
          Provision for Losses on Accounts Receivable                                     -0-               7,500
Change in Assets and Liabilities:
          Accounts Receivable                                                         298,674            (451,851)
          Inventories                                                                     252               2,270
          Prepaid Expenses                                                            (54,225)             21,260
          Accounts Payable, Accrued Expenses and Other Current Liabilities            204,564              23,542
          Customer Deposits                                                           (17,001)             (7,250)
          Deferred Tax Asset and Other Assets                                          (7,329)                -0-
                                                                                  -----------         -----------
               Total Adjustments                                                      616,757            (270,600)
                                                                                  -----------         -----------
               Net Cash Provided by (Used by) Operating Activities                  1,157,279              (7,334)
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to Equipment and Leasehold Improvements                          (335,819)           (107,062)
          Short-Term Investment Maturities                                          3,750,000           2,125,000
          Additions to Other Assets                                                    (1,546)            (27,440)
          Additions to Short-Term Investments                                      (4,303,641)         (2,279,573)
                                                                                  -----------         -----------
               Net Cash Provided by (Used by)Investing Activities                    (891,006)           (289,075)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Payments on Capital Lease Obligations                                        (61,968)            (59,901)
         Proceeds from Line of Credit                                                     -0-             200,000
         Payment on Line of Credit                                                        -0-            (150,000)
                                                                                  -----------         -----------

               Net Cash Provided by (Used by) Financing Activities                    (61,968)             (9,901)
                                                                                  -----------         -----------

               Net Increase (Decrease) in Cash                                        204,305            (306,310)
Cash and Cash Equivalents at August 31, 1999 and 1998                                 449,698             766,823
                                                                                  -----------         -----------
Cash and Cash Equivalents at May 31, 2000 and 1999                                $   654,003         $   460,513
                                                                                  ===========         ===========

CASH PAID DURING THE PERIOD

               Interest                                                           $    13,902         $    19,759
                                                                                  ===========         ===========
               Income Taxes                                                       $   246,933         $    85,000
                                                                                  ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In December 1998, the Company entered into a long term capital lease for additional computer equipment at a cost of $190,000.

The accompanying notes are an integral part of these financial statements.

                             COMPUTER RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 31, 2000

NOTE A - COMPANY'S ANNUAL REPORT UNDER FORM 10-KSB

         The accompanying financial information should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB.

NOTE B - ADJUSTMENTS

         In the opinion of management, all adjustments that were made, which are necessary to a fair statement of the results for the interim periods, were of a normal and recurring nature.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


1.    ACQUISITION OF COMPANY

      On July 7, 2000, Computer Research, Inc. announced that it had entered into a Purchase Agreement providing, subject to certain conditions, for CRI Acquisition, Inc., a new corporation formed by Rodger O. Riney, the founder and President of Scottrade, Inc. of St. Louis, Missouri, to make a tender offer for all outstanding shares of the Company at a price of $2.42 per share. The tender offer for all outstanding shares of common stock of the Company will be made on or before August 7, 2000.

      The Company had previously entered into a Letter of Intent as of June 7, 2000, to be acquired by SunGard Data Systems, Inc. at $2.00 per share. Prior to entering into the agreement with CRI Acquisition, Inc., the Letter of Intent with SunGard Data Systems, Inc. was terminated.

2.    RESULTS OF OPERATIONS

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

      REVENUES

         The total revenues for the first nine months of the current fiscal year
         (2000) increased approximately 6% over the comparable period of the previous year to $6,123,642. This increase is primarily attributable to an increase in the number of trade transactions processed for banking clients.

         The total revenues for the third quarter of the 2000 fiscal year were $1,811,907 or a decrease of approximately 12% from the previous year. The revenues declined during the third quarter due to the fact that a client of the Company, that accounted for approximately 11% of the firm's revenues during the fiscal year 1999, terminated at the beginning of the third quarter of the current year.

         During the third quarter of the current year, the Company obtained a contract from an additional broker/dealer that will begin utilizing the Company's services at the start of the new fiscal year (2001). In addition, a banking client that currently accounts for approximately 20% of the firm's revenues has notified the Company that they are exploring the possibility of terminating its services with the firm. Should this occur, revenues will be impacted in the second or third quarter of fiscal year 2001.

      COSTS AND EXPENSES

         The total costs and expenses for the first nine months of the year 2000 decreased approximately 2% from the previous year to a figure of $5,279,767.

         The total costs and expenses for the fiscal third quarter of the current year decreased approximately 7% from the comparable period of the previous year. The primary contributors were a decrease in the cost of outside services as well as reduced payroll costs due to staff reductions.

      NET INCOME

         The net income for the first nine months of the current year was $540,522 or $.13 per share as compared to $263,266 or $.07 per share for the previous year.

         The net income for the fiscal third quarter of the current year was approximately $79,822 or $.02 per share as compared to $127,851 or $.03 per share for the comparable period of the previous year.

3.    CAPITAL RESOURCES AND LIQUIDITY

      The Company had approximately $3.6 million in cash, cash equivalents and short- term investments at the end of the first nine months of the 2000 fiscal year. In addition, the Company maintains an approximate $750,000 line of credit, if needed. This, along with funds generated by operations, should adequately support the operating needs of the Company in the near term.


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

                                               COMPUTER RESEARCH, INC.
                                       ---------------------------------------
                                                    (Registrant)



Date    July 14, 2000                  /s/ James L. Schultz
    ------------------------           ---------------------------------------
                                       James L. Schultz, President & Treasurer